Form 10-Q
period 2000-03-31
ROCKFORD CORP
filed 2000-05-31
CIK 828064

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-30138

                              ROCKFORD CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                      ARIZONA                                     86-0394353
 (State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
                   Organization)                             Identification No.)

                 546 South Rockford Drive                       85281
                      Tempe, Arizona                          (Zip Code)
         (Address of Principal Executive Offices)

                                 (480) 967-3565
               Registrant's Telephone Number, Including Area Code

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes                     No X

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date:

         As of April 30, 2000, there were 7,444,993 shares of Common Stock, $.01 par value per share, outstanding.

                              ROCKFORD CORPORATION

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Part I:           Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -                              1
                  March 31, 2000 and December 31, 1999

                  Condensed Consolidated Income Statements -                           2
                  Three Months Ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Shareholders' Equity -          3
                  March 31, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Cash Flows -                    4
                  Three Months Ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements                 5

     Item 2.      Management's Discussion and Analysis of Financial                    7
                  Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk          14


Part II:          Other Information

     Item 2.      Changes in Securities and Use of Proceeds

     Item 6.      Exhibits and Reports on Form 8-K                                    15

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                              ROCKFORD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31        December 31
                                                                                    2000              1999
                                                                                    ----              ----
                                                                                 (Unaudited)         (Note)
                                                                                        (in thousands)
ASSETS
Current assets:
   Cash                                                                        $       1,745      $       917
   Accounts receivable, less allowances of $4,076,000 and $3,700,000 at
     March 31, 2000 and December 31, 1999, respectively                               23,312           19,211
   Inventories, net                                                                   16,832           15,871
   Deferred income taxes                                                               3,785            3,661
   Prepaid expenses and other                                                          3,338            2,682
                                                                               -------------      -----------
Total current assets                                                                  49,012           42,342

Property and equipment, net                                                            5,437            5,541
Goodwill, net                                                                          2,287            2,108
Other assets                                                                           1,084            1,231
                                                                               -------------      -----------
                                                                               $      57,820      $    51,222
                                                                               =============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $      11,208      $     7,442
   Accrued salaries and incentives                                                     1,854            5,068
   Accrued warranty                                                                    4,079            3,512
   Income taxes payable                                                                1,535              319
   Other accrued expenses                                                              5,585            3,362
   Current portion of long-term debt                                                   1,766            1,420
                                                                               -------------      -----------
Total current liabilities                                                             26,027           21,123

Notes payable and long-term debt, less current portion                                16,412           16,565
Capital lease obligations, less current portion                                          733              777

Commitments and contingent liabilities

Shareholders' equity:
   Common stock, $.01 par value - authorized 40,000,000 shares; 4,820,634 and 4,753,146 shares issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                                      48               48
   Additional paid-in capital                                                          3,730            3,686
   Retained earnings                                                                  10,612            8,685
   Accumulated other comprehensive income                                                258              338
                                                                               -------------      -----------
Total stockholders' equity                                                            14,648           12,757
                                                                               -------------      -----------
                                                                                 $    57,820        $  51,222
                                                                               =============      ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                                         Three months ended
                                                                                              March 31
                                                                                       2000              1999
                                                                                       ----              ----
                                                                                   (in thousands, except per share
                                                                                                data)
Revenues                                                                             $ 34,588         $ 31,798
Cost of goods sold                                                                     21,113           19,567
                                                                                     --------         --------
Gross profit                                                                           13,475           12,231

Operating expenses:
   Sales and marketing                                                                  5,716            5,388
   General and administrative expenses                                                  3,465            3,018
   Research and development                                                               711              501
                                                                                     --------         --------
Operating income                                                                        3,583            3,324
Interest and other expense                                                                461              431
                                                                                     --------         --------
Income before tax                                                                       3,122            2,893
Income tax expense                                                                      1,195            1,091
                                                                                     --------         --------
Net income                                                                           $  1,927         $  1,802
                                                                                     ========         ========

Net income per share:
   Basic                                                                             $    .40         $   0.41
                                                                                     ========         ========
   Diluted                                                                           $    .31         $   0.29
                                                                                     ========         ========

Weighted average shares used in computation:
   Basic                                                                                4,798            4,412
                                                                                     ========         ========
   Diluted                                                                              6,283            6,275
                                                                                     ========         ========


See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                    Accumulated
                                                                    Additional                         Other
                                              Common Stock            Paid-In        Retained      Comprehensive
                                          Shares        Amount        Capital        Earnings          Income            Total
                                          ------        ------        -------        --------          ------            -----
                                                                        (In thousands)
Balance at December 31, 1999                4,753         $48          $3,686         $ 8,685            $338            $12,757
   Currency translation                                                                                   (80)               (80)
   Net income                                                                           1,927                              1,927
                                                                                                                         -------
   Comprehensive income                                                                                                    1,847
   Exercise of warrants                        68                          44                                                 44
                                            -----         ---          ------         -------            ----            -------
Balance at March 31, 2000                   4,821         $48          $3,730         $10,612            $258            $14,648
                                            =====         ===          ======         =======            ====            =======


See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three months ended March 31
                                                                                   2000                1999
                                                                                   ----                ----
                                                                                        (in thousands)
OPERATING ACTIVITIES
Net income                                                                      $    1,927          $    1,802
Adjustments to reconcile net income to net cash provided by  operating activities:
     Depreciation and amortization                                                   1,041                 760
     (Gain) loss on disposal of property and equipment                                  (3)                 17
     Allowance for doubtful accounts                                                   133                 252
     Allowance for inventory                                                           300                 326
     Minority Interest                                                                   0                  (7)
     Changes in operating assets and liabilities:
       Receivables                                                                  (4,233)             (8,295)
       Inventories                                                                  (1,263)                586
       Prepaid expenses and other assets                                              (779)               (401)
       Accounts payable                                                              3,765               2,590
       Accrued salaries and incentives                                              (3,214)               (374)
       Accrued warranty                                                                568                 245
       Income tax payable                                                            1,216               1,023
       Other accrued expenses                                                        2,223               2,266
                                                                                ----------          ----------
           NET CASH PROVIDED BY  OPERATING ACTIVITIES                                1,681                 790

INVESTING ACTIVITIES
Acquisitions of property and equipment                                                (936)               (759)
Proceeds from disposals of property and equipment                                        3                   3
(Increase) decrease in other assets                                                    (33)                  9
                                                                                ----------          ----------
           NET CASH USED IN INVESTING ACTIVITIES                                      (966)               (747)
FINANCING ACTIVITIES
Proceeds from revolving line of credit                                                 (53)                532
Proceeds from (payments on)  long-term debt                                            337                (415)
Proceeds from the exercise of warrants                                                  44                   0
Payments on capital lease obligations                                                 (134)               (182)
                                                                                ----------          ----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         194                 (65)

           EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (81)                (84)
                                                                                ----------          ----------

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            828                (106)
Cash and cash equivalents at beginning of period                                       917                 470
                                                                                ----------          ----------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    1,745          $      364
                                                                                ==========          ==========


See notes to condensed consolidated financial statements.

                              Rockford Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2000

1. BASIS OF PRESENTATION

We have prepared our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 included in our final prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285. This document is attached hereto as an Exhibit, and is available by searching the SEC's EDGAR Database at www.sec.gov.

2. INVENTORIES

Inventories consist of the following at:

                                                                        March 31           December 31
                                                                          2000                 1999
                                                                          ----                 ----
                                                                               (in thousands)
         Raw materials                                                    $   7,292           $  5,578
         Work-in-progress                                                     1,054                647
         Finished goods                                                       9,896             11,295
                                                                          ---------           --------
                                                                             18,242             17,520
         Less allowances for reserves                                        (1,410)            (1,649)
                                                                          ---------           --------
                                                                          $  16,832           $ 15,871
                                                                          =========           ========

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                                                         Three months ended
                                                                                              March 31
                                                                                        2000              1999
                                                                                        ----              ----
                                                                                   (in thousands, except per share
                                                                                                data)
Numerator:
   Net income                                                                           $1,927           $1,802
   Effect of dilutive securities interest impact of convertible debentures                  13               27
                                                                                        ------           ------
Numerator for diluted net income per share, income available to common
   stockholders after assumed conversions                                                1,940            1,829
                                                                                        ======           ======

Denominator:
   Denominator for basic net income per share, weighted average shares                   4,798            4,412
   Effect of dilutive securities:
     Employee stock options                                                              1,055            1,086
     Warrants                                                                               29               80
     Convertible debentures                                                                401              697
                                                                                        ------           ------
   Dilutive potential common shares                                                      1,485            1,863
                                                                                        ------           ------
Denominator for diluted net income per share, adjusted weighted average shares
   and assumed conversions                                                               6,283            6,275
                                                                                        ======           ======
Basic net income per share                                                              $ 0.40           $ 0.41
                                                                                        ======           ======
Diluted net income per share                                                            $ 0.31           $ 0.29
                                                                                        ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report. For further information, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of our final prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285.

FORWARD-LOOKING STATEMENTS

From time to time, in this report and in other written reports and oral statements we make, we will refer to expectations about our future performance. The words "anticipates," "plans," "believes," "estimated," "intends," "expects," "projects" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words.

Our forward-looking statements, include but are not limited to our statements about:

         -        business strategy and competitive challenges;

         -        growth strategy;

         -        productivity and profitability enhancement plans;

         -        new product service introductions; and

         -        liquidity and capital resources.

 Our statements are based on information currently known to our management and on our management's beliefs and assumptions. They involve various risks and uncertainties, some beyond our control, including the risks and uncertainties identified in the "Risk Factors" section of our final prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285. We encourage you to review the "Risk Factors" section for a discussion of some of these risks and uncertainties. Our actual results could differ materially from those expressed in our forward-looking statements for any of these reasons or for other reasons that we do not foresee.

 We have undertaken no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

History

Rockford is a designer, manufacturer and distributor of high performance car audio systems under the "Rockford Fosgate" and "Lightning Audio" brand names for the worldwide car audio aftermarket. Rockford also sells professional audio products under the "Hafler" brand name.

Rockford has manufacturing facilities in Tempe, Arizona and Grand Rapids, Michigan; warehousing operations in Germany and Singapore; and sales and warehousing operations in Japan.

Business

We generated over 98% of our sales during the first quarter of 2000 from our car audio products. We recognize revenues from sales when we ship products to the distributor or dealer. Sales are reported net of discounts and returns. Related expenses, such as commissions, bonuses, cooperative advertising allowances to dealers and other program expenses, warranty expenses and bad debt expenses, are accrued when the related sales are recognized. We have no other significant obligations subsequent to shipment, as we do not install our products.

In the U.S., we sell our car audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in over 60 countries. In Japan, we sell through a wholly owned subsidiary. In Canada and Germany (since 1999), and Austria (beginning in early 2000) we sell through commissioned independent sales representatives. In other countries, we have established relationships with independent distributors who purchase our products and resell them to retailers.

In March 1999, we began selling through Best Buy. Including its $4.4 million initial purchase of our products to stock its distribution channel, Best Buy accounted for 26.6% of our sales during the first quarter of 1999. In the first quarter of 2000, Best Buy sales accounted for 18.2% of our sales. Our growth plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

In June 1999, we acquired Lightning Audio, a manufacturer and distributor of car audio accessories. In January 2000, at the Consumer Electronics Show, we introduced a new line of amplifiers and subwoofers under the Lightning Audio brand. We began shipping these new products to our dealers at the end of the first quarter of 2000. In February, at the National Association of Music Merchants Show (NAMM), we introduced our new line of C Series amplifiers, which began shipping under the Hafler brand name at the end of first quarter 2000.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

                                                                                           Three months ended
                                                                                                March 31
                                                                                           2000          1999
                                                                                           ----          ----
Net sales                                                                                  100.0%       100.0%
Cost of goods sold                                                                          61.0         61.5
                                                                                           -----        -----
Gross profit                                                                                39.0         38.5
Operating expenses:

   Sales and marketing                                                                      16.5         16.9
   General and administrative                                                               10.0          9.5
   Research and development                                                                  2.1          1.6
                                                                                           -----        -----
     Total operating expenses                                                               28.6         28.0
                                                                                           -----        -----
Operating income                                                                            10.4         10.5
Interest and other expense, net                                                              1.3          1.4
                                                                                           -----        -----
Income before tax                                                                            9.1          9.1
Income tax expense                                                                           3.5          3.4
                                                                                           =====        =====
Net income                                                                                   5.6%         5.7%
                                                                                           =====        =====

Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of our products as well as warranty, warehousing and customer service expenses.

Sales and marketing expenses primarily consist of salaries, sales commissions and costs of advertising, trade shows, distributor and sales representative conferences and freight.

General and administrative expenses primarily consist of salaries, corporate-wide employee incentive plan, facilities and other costs of our accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees and expenses associated with our business.

Research and development expenses primarily consist of salaries associated with our research and development personnel.

Geographic Distribution of Sales

Our sales by geographic region were as follows:

                                                                                         Three months ended
                                                                                              March 31
                                                                                       2000              1999
                                                                                       ----              ----
                                                                                           (in thousands)
REGION:
United States                                                                      $    29,563      $    27,305
Other Americas                                                                           1,549            1,667
Europe                                                                                   1,660            1,622
Asia                                                                                     1,816            1,204
                                                                                   -----------      -----------
     Total sales (1)                                                               $    34,588          $31,798
                                                                                   ===========      ===========

(1) Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

In the following discussion, certain increases or decreases may differ due to rounding.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net Sales. Sales increased by $2.8 million, or 8.8%, to $34.6 million for the three months ended March 31, 2000 from $31.8 million for the three months ended March 31, 1999. The increase in sales was primarily attributable to growth in our car audio specialty dealer sales and the acquisition of Lightning Audio. Including Best Buy's $4.4 million initial purchase of our products to stock its distribution channel, Best Buy accounted for $8.4 million, or 26.6% of our sales, for the three months ended March 31, 1999 compared to $6.3 million, or 18.2% of our sales, for the three months ended March 31, 2000. In addition, sales to car audio specialty dealers increased by $2.7 million, or 14.0%, to $22.0 million for the three months ended March

31, 2000 from $19.3 million for the three months ended March 31, 1999. The increase in sales to car audio specialty dealers was primarily due to improved market conditions, enhanced incentive programs, the launch of a new line of woofer speakers and the introduction of new model source units.

U.S. sales increased by $2.3 million, or 8.3%, to $29.6 million for the three months ended March 31, 2000 from $27.3 million for the three months ended March 31, 1999. International sales increased by $0.5 million, or 11.9%, to $5.0 million for the three months ended March 31, 2000 from $4.5 million for the three months ended March 31, 1999. An increase in sales in Asia, as a result of improving economic conditions, was offset by slightly decreased sales in Canada.

Cost of Goods Sold. Cost of goods sold increased by $1.5 million, or 7.9%, to $21.1 million for the three months ended March 31, 2000 from $19.6 million for the three months ended March 31, 1999. Substantially all of the increase was due to increased sales. As a percent of sales, cost of goods sold decreased to 61.0% for the three months ended March 31, 2000 from 61.5% for the three months ended March 31,1999. The primary reasons for the decrease as a percent of sales included favorable product mix and improvement in global sourcing of raw materials.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.3 million, or 6.1%, to $5.7 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. The increase primarily was related to an increase in freight expenses due to the increase in sales. As a percent of sales, sales and marketing expenses decreased to 16.5% for the three months ended March 31, 2000 from 16.9% for the three months ended March 31, 1999. The decrease as a percent of sales was due primarily to a decrease in a major customer's commission structure and because some expenses in this category are fixed and do not fluctuate with sales.

General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 14.8%, to $3.5 million for the three months ended March 31, 2000 from $3.0 million for the three months ended March 31, 1999. The primary reason for the increase was the Lightning Audio acquisition. As a percent of sales, these expenses increased to 10.0% for the three months ended March 31, 2000 from 9.5% for the three months ended March 31, 1999. The increase as a percent of sales was primarily due to integration costs related to the Lightning Audio acquisition.

Research and Development Expenses. Research and development expenses increased by $0.2 million, or 41.9%, to $0.7 million for the three months ended March 31, 2000 from $0.5 million for the three months ended March 31, 1999. As a percent of sales, these expenses increased to 2.1% for the three months ended March 31, 2000 from 1.6% for the three months ended March 31, 1999. The primary reason for the increase in spending was development of new products scheduled to be introduced in the second and third quarter of 2000.

Operating Income. Operating income increased by $0.3 million, or 7.8%, to $3.6 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. This increase primarily was attributable to our increased sales and relatively stable fixed costs. As a percent of sales, operating income decreased to 10.4% for the three months ended March 31, 2000 from 10.5% for the three months ended March 31, 1999. The primary reason for this decrease is the net effect of the component changes mentioned above.

Interest and Other Expense, Net. Interest and other expense, net primarily consists of interest expense. Interest and other expense, net increased by $0.1 million, or 7.0%, to $0.5 million for the three months ended March 31, 2000 from $0.4 million for the three months ended March 31, 1999. Interest expense increased in 2000 due to slightly higher interest rates.

Income Tax Expense. Income tax expense increased by $0.1 million to $1.2 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. The effective income tax rates were 38.2% for the three months ended March 31, 2000 and 37.7% for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since 1995, we have financed our business primarily using cash flows from operations, bank borrowings and borrowings from shareholders. We had working capital of $23.1 million at March 31, 2000 compared to $21.2 million at December 31, 1999. At March 31, 2000, we maintained $1.7 million of cash and cash equivalent balances.

As of March 31, 2000, we had a $20.0 million bank credit facility collateralized by substantially all of our assets and consisting of a revolving line-of-credit, a term loan and an equipment financing arrangement. At March 31, 2000, the amounts outstanding under the bank credit facility consisted of approximately $15.0 million on the revolving line-of-credit and approximately $1.0 million on the term loan. The revolving line-of-credit has a blended variable interest rate per annum of LIBOR plus 300 basis points or prime plus 75 basis points. The term loan has a fixed interest rate of 10.67% per annum. The equipment financing arrangement has, at our option three days prior to the time used, a fixed interest rate per annum based on five-year U.S. Treasury notes plus 425 basis points or a variable interest rate per annum based on the bank's base rate plus 125 basis points. To date, we have not used this equipment financing arrangement. As at March 31, 2000, the bank credit facility had a weighted average interest rate of 9.80% per annum. The bank credit facility was scheduled to mature on June 19, 2001. The bank credit facility requires that we:

         - have $8.0 million in earnings before interest, taxes, depreciation and amortization, computed monthly on a rolling 12 month basis;

         -        maintain debt service coverage of 1.0 to 1 for total debt and
                  1.3 to 1 for senior debt;

         - incur no more than $2.0 million of indebtedness per year outside our existing credit arrangements; and

         - make capital expenditures of no more than $3.0 million per year, except that we may also make an aggregate $2.0 million of capital expenditures in excess of this limit using off-balance sheet financing.

Subsequent to March 31, 2000, we paid off this bank credit facility on April 20, 2000 using the proceeds from our initial public offering.

We also have a $3.3 million capital lease credit facility under which leases can be funded until September 10, 2000, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at March 31, 2000, the capital lease credit facility had an outstanding balance of $1.3 million with a weighted average interest rate of 8.11% per annum.

As of March 31, 2000, we also had $976,000 of 8.5% convertible subordinated debentures outstanding. Of this amount, $277,417 of debentures were converted into 113,609 shares of common stock upon completion of our initial public offering on April 20, 2000. The remainder is due in May 2002 with interest payable quarterly. These debentures are unsecured. As permitted by the terms of the debentures, we plan to call the debentures prior to their due date if our stock trades for 30 consecutive trading days at a price above $3.66 per share. The debenture holders may convert the debt to common stock at any time prior to their redemption date at the conversion price of $2.44 per share.

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2000 and $0.8 million for the three months ended March 31, 1999. Cash provided by operating activities is slightly less than net income due to the effect of increasing working capital requirements relating to our growth, which are partially offset by depreciation and amortization.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2000 and $0.7 million for the three months ended March 31, 1999. Net cash used in investing activities primarily was related to purchases of property and equipment.

Net cash provided by (used in) financing activities was $0.2 million for the three months ended March 31, 2000 and ($0.1) million for the three months ended March 31, 1999. Net cash provided by (used in) financing activities primarily was related to borrowings and repayments of our credit facilities and other debt obligations.

We may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition could result in an increase in working capital requirements depending on the amount, timing and nature of the consideration we agree to pay.

We believe that the net proceeds received by us from our initial public offering on April 20, 2000, together with our existing resources and anticipated cash flows from operations, will be sufficient to meet our cash needs for working capital, capital expenditures and other activities for at least the next 12 months.

TRANSITION TO THE YEAR 2000

We did not experience any interruption to our business as a result of the transition to January 1, 2000, and we are not aware of any Year 2000 related problems associated with our internal systems or software, or with the software and systems of our vendors or distributors. We intend to maintain efforts relating to internal Year 2000 compliance, however, we do not anticipate any significant future costs with respect to this issue.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Part II.  Other Information

Item 2.       Changes in Securities and Use of Proceeds.

       (a)-(c) Not applicable.

       (d) On April 20, 2000, our Registration Statement on Form S-1 (No. 333-79285) was declared effective by the SEC. Pursuant to that Registration Statement, we offered 2,500,000 shares at $11.00 per share. The managing underwriters of the offering were Dain Rauscher Wessels, McDonald Investments Inc., and Needham & Company, Inc. The underwriters also elected to exercise an over-allotment option to purchase an additional 42,500 shares. Including the proceeds from the over-allotment purchase, the net proceeds to us from the offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $24.3 million. Pending use of the net proceeds as described below, we have invested them in short-term, interest-bearing, investment-grade securities.

              We used approximately $19.5 million to fully repay the outstanding balance of our credit facility, which consisted of a revolving line-of-credit and a term loan. We did not use the equipment financing component of our credit facility so none of the proceeds were used to repay that portion of our credit facility. The revolving line-of-credit had a blended variable interest rate per annum of LIBOR plus 300 basis points or prime plus 75 basis points. The term loan had a fixed annual interest rate of 10.67%.

              We plan to use the remaining $4.8 million for working capital and other corporate purposes, including new product development, and marketing expansion. We may also use a portion of the remaining proceeds to acquire or invest in complementary businesses, products or technologies; however, we have not at this time identified a specific acquisition or allocated a specific amount for this purpose.

Item 6.       Exhibits and Reports on Form 8-K

       (a)        Exhibits

              Exhibit
              Number                Description of Exhibit
              ------                ----------------------

               27                   Financial Data Schedule

               99 Final Prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285,
                                    which includes consolidated financial
                                    statements and footnotes for the year ended
                                    December 31, 1999, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, each incorporated herein by reference.

       (b)        Reports on Form 8-K

                  None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                          ROCKFORD CORPORATION

Date:  May 26, 2000                       By:      /s/ James M Thomson
                                                   ----------------------------
                                                   James M. Thomson
                                          Vice President of Finance, Chief
                                          Financial Officer and Secretary
                                          (Principal Financial Officer and Duly
                                          Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS
-------                    -----------------------
  27                       Financial Data Schedule

  99 Final Prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285, which includes consolidated financial statements and footnotes for the year ended December 31, 1999, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, each incorporated herein by reference.