Form 10-Q
period 2000-06-30
ROCKFORD CORP
filed 2000-08-11
CIK 828064

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                        Commission File Number 000-30138

                              ROCKFORD CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                     ARIZONA                       86-0394353
          (State or Other Jurisdiction of        (I.R.S. Employer
          Incorporation or Organization)         Identification No.)

               546 South Rockford Drive                 85281
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

          Yes      X               No
                -------          -------

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date:

    As of June 30, 2000, there were 7,519,631 shares of Common Stock, $.01 par value per share, outstanding.

                              ROCKFORD CORPORATION

                                TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
Part I:      Financial Information

   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -                   3
             June 30, 2000 and December 31, 1999

             Condensed Consolidated Income Statements -                4
             Three and Six Months Ended June 30, 2000 and 1999

             Condensed Consolidated Statements of Shareholders'        5
             Equity - June 30, 2000, March 31, 2000
             and December 31, 1999

             Condensed Consolidated Statements of Cash Flows -         6
             Six Months Ended June 30, 2000 and 1999

             Notes to Condensed Consolidated Financial Statements      7
             June 30, 2000

   Item 2.   Management's Discussion and Analysis of Financial         8
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About           13
             Market Risk


Part II:     Other Information

   Item 2.   Changes in Securities and Use of Proceeds                14

   Item 6.   Exhibits and Reports on Form 8-K                         14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ROCKFORD CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,    DECEMBER 31,
                                                                 2000         1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE)
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 6,995       $   917
   Accounts receivable, less allowances of $1,908,000 and
     $1,830,000 at June 30, 2000 and December 31, 1999,
     respectively                                                31,428        21,081
   Inventories, net                                              17,027        14,926
   Deferred income taxes                                          3,805         3,661
   Prepaid expenses and other                                     3,408         2,682
                                                                -------       -------
Total current assets                                             62,663        43,267

Property and equipment, net                                       5,217         5,541
Goodwill, net                                                     2,358         2,108
Other assets                                                      1,359         1,231
                                                                -------       -------
                                                                $71,597       $52,147
                                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $11,559       $ 7,442
   Accrued salaries and incentives                                3,240         5,068
   Accrued warranty                                               4,153         3,512
   Income taxes payable                                             595           319
   Other accrued expenses                                         6,966         4,287
   Current portion of long-term debt                              1,839         1,420
                                                                -------       -------
Total current liabilities                                        28,352        22,048

Notes payable and long-term debt, less current portion                0        16,565
Capital lease obligations, less current portion                     582           777

Shareholders' equity:
   Common stock, $.01 par value - authorized 40,000,000
     shares; 7,519,631 and 4,753,146 shares issued and
     outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                    75            48
   Additional paid-in capital                                    28,316         3,686
   Retained earnings                                             14,028         8,685
   Accumulated other comprehensive income                           244           338
                                                                -------       -------
Total stockholders' equity                                       42,663        12,757
                                                                -------       -------
                                                                $71,597       $52,147
                                                                =======       =======

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                             2000         1999            2000        1999
                                                           ---------    ---------       ---------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
              Revenues                                      $45,137      $34,113         $79,725     $65,911
              Cost of goods sold                             27,561       20,654          48,674      40,221
                                                             ------       ------          ------      ------
              Gross profit                                   17,576       13,459          31,051      25,690
              Sales, general and administrative expenses     11,847        9,712          21,739      18,619
                                                             ------        -----          ------      ------

              Operating income                                5,729        3,747           9,312       7,071
              Interest and other expense                        273          414             734         845
                                                                ---          ---             ---         ---
              Income before tax                               5,456        3,333           8,578       6,226
              Income tax expense                              2,040        1,315           3,235       2,406
                                                              -----        -----           -----       -----
              Net income                                     $3,416       $2,018          $5,343      $3,820
                                                             ======       ======          ======      ======

              Net income per share:
                 Basic                                        $0.50        $0.44           $0.91       $0.85
                                                              =====        =====           =====       =====
                 Diluted                                      $0.41        $0.32           $0.73       $0.64
                                                              =====        =====           =====       =====

              Weighted average shares used in computation:

                 Basic                                        6,899        4,602           5,848       4,508
                                                              =====        =====           =====       =====
                 Diluted                                      8,431        6,270           7,366       6,081
                                                              =====        =====           =====       =====


See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                            ACCUMULATED
                                                 COMMON  STOCK              ADDITIONAL                        OTHER
                                                                            PAID-IN         RETAINED      COMPREHENSIVE
                                            SHARES          AMOUNT          CAPITAL         EARNINGS         INCOME          TOTAL
                                            ------          ------         ----------       --------      -------------     -------
                                                                                  (IN THOUSANDS)
Balance at December 31, 1999                 4,753         $    48          $ 3,686         $ 8,685         $   338         $12,757

   Currency translation                                                                                         (80)            (80)
   Net income                                                                                 1,927                           1,927
                                                                                                                            -------
   Comprehensive income                                                                                                       1,847
   Exercise of warrants                         68                               44                                              44
                                           -------         -------          -------         -------         -------         -------
Balance at March 31, 2000                    4,821         $    48          $ 3,730         $10,612         $   258         $14,648
                                           =======         =======          =======         =======         =======         =======

   Currency translation                                                                                         (14)            (14)
   Net income                                                                                 3,416                           3,415
                                                                                                                            -------
   Comprehensive income                                                                                                       3,401
   Initial public offering, less expenses    2,543              25           24,164                                          24,189
   Conversion of sub-debentures                114               1              276                                             278
   Exercise of stock options                    42               1              146                                             147
                                           -------         -------          -------         -------         -------         -------
Balance at June 30, 2000                     7,520         $    75          $28,316         $14,028         $   244         $42,663
                                           =======         =======          =======         =======         =======         =======


See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                         2000             1999
                                                                         ----             ----
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                             $  5,343          $  3,820
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Depreciation and amortization                                        1,971               810
     Gain on sale of property and equipment                                  (3)               (9)
     Provision for doubtful accounts                                        246               727
     Provision for inventory                                                640               666
     Minority Interest                                                        0               (21)
  Changes in operating assets and liabilities:
     Accounts Receivable                                                (10,593)           (8,795)
     Inventories                                                         (2,740)           (2,233)
     Prepaid expenses and other assets                                     (870)           (1,136)
     Accounts payable                                                     4,117             2,242
     Accrued salaries and incentives                                     (1,828)              740
     Accrued warranty                                                       641               187
     Income taxes payable                                                   276               670
     Other accrued expenses                                               2,679             3,520
                                                                       --------          --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (121)            1,188

INVESTING ACTIVITIES
Purchases of property and equipment                                      (1,647)             (847)
Proceeds from sale of property and equipment                                  3                10
Acquisition of business, net of cash acquired                                 0            (1,555)
Increase in other assets                                                   (378)             (236)
                                                                       --------          --------
           NET CASH USED IN INVESTING ACTIVITIES                         (2,022)           (2,628)

FINANCING ACTIVITIES
Proceeds from(payments on) note payable                                 (15,812)            2,904
Payments on  other long-term debt                                          (206)             (415)
Proceeds from the exercise of warrants and stock options                    128                43
Proceeds from sale of capital stock                                      24,530                 0
Payments on capital lease obligations                                      (323)             (255)
                                                                       --------          --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                      8,317             2,277

           EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (96)              (53)
                                                                       --------          --------

           INCREASE IN CASH AND CASH EQUIVALENTS                          6,078               784
Cash and cash equivalents at beginning of period                            917               470
                                                                       --------          --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  6,995          $  1,254
                                                                       ========          ========

See notes to condensed consolidated financial statements.

                              Rockford Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2000

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

Operating results for the three-month periods and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 included in our final prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285. This document is available by searching the SEC's EDGAR Database at www.sec.gov.

2. INVENTORIES

Inventories consist of the following at:

                                      JUNE 30,        DECEMBER 31,
                                        2000              1999
                                    ----------        ------------
                                           (IN THOUSANDS)
   Raw materials                     $  8,270          $  5,578
   Work-in-progress                       819               647
   Finished goods                       9,450            10,350
                                     --------          --------
                                       18,539            16,575
   Less allowances for reserves        (1,512)           (1,649)
                                     --------          --------
                                     $ 17,027          $ 14,926
                                     ========          ========

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                           2000          1999             2000           1999
                                                                        --------      --------         --------      ---------
Numerator:                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net income                                                            $3,416        $2,018           $5,343         $3,820
   Effect of dilutive securities interest impact of convertible
     debentures                                                              10            19               23             46
                                                                          -----         -----            -----          -----


Numerator for diluted net income per share, income available to common
   stockholders after assumed conversions                                $3,426        $2,037           $5,366         $3,866
                                                                          =====         =====            =====          =====
Denominator:
   Denominator for basic net income per share, weighted average shares    6,899         4,602            5,848          4,508
   Effect of dilutive securities:
     Employee stock options                                               1,212         1,084            1,143          1,086
     Warrants                                                                 8            80               19             80
     Convertible debentures                                                 312           504              356            407
                                                                            ---           ---              ---            ---
   Dilutive potential common shares                                       1,532         1,668            1,518          1,573
                                                                          -----         -----            -----          -----
Denominator for diluted net income per share, adjusted weighted
   average shares and assumed conversions                                 8,431         6,270            7,366          6,081
                                                                          =====         =====            =====          =====

Basic net income per share                                                $0.50         $0.44            $0.91          $0.85
                                                                          =====         =====            =====          =====
Diluted net income per share                                              $0.41         $0.32            $0.73          $0.64
                                                                          =====         =====            =====          =====

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

OVERVIEW

History

Rockford is a designer, manufacturer and distributor of high performance mobile audio systems under the "Rockford Fosgate" and "Lightning Audio" brand names for the worldwide mobile audio aftermarket. Rockford also sells professional audio and home theater products under the "Hafler" brand name.

Rockford has manufacturing facilities in Tempe, Arizona and Grand Rapids, Michigan; warehousing operations in Singapore; and sales and warehousing operations in Japan and Germany.

Business

We generated over 98% of our sales through the second quarter of 2000 from our mobile audio products. We recognize revenues from sales when we ship products to the distributor or dealer. Sales are reported net of discounts and returns. Related expenses, such as commissions, bonuses, cooperative advertising allowances to dealers and other program expenses, warranty expenses and bad debt expenses, are accrued when the related sales are recognized. We have no other significant obligations subsequent to shipment, as we do not install our products.

In the U.S., we sell our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in over 60 countries. In Japan, we sell through a wholly owned subsidiary. In Canada and Germany (since 1999), and Austria (beginning in early 2000) we sell through commissioned independent sales representatives. In other countries, we have established relationships with independent distributors who purchase our products and resell them to retailers.

In March 1999, we began selling through Best Buy. Including its $4.4 million initial purchase of our products to stock its distribution channel, Best Buy accounted for 22.8% of our sales for the six months ended June 30, 1999. Best Buy sales accounted for 15.8% of our sales for the six months ended June 30, 2000. Our growth plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

In June 1999, we acquired Lightning Audio, a manufacturer and distributor of mobile audio accessories. In January 2000, at the Consumer Electronics Show, we introduced a new line of amplifiers and subwoofers under the Lightning Audio brand. We began shipping these new products to our dealers at the end of the first quarter of 2000. In February, at the National Association of Music Merchants Show (NAMM), we introduced our new line of C Series amplifiers, which began shipping under the Hafler brand name at the end of first quarter 2000. During the second quarter of 2000 we began shipping several new products and technologies, including a new Dolby Surround Pro-Logic II processor, new MP3 changers and our newest digital amplifier. Although these products do not represent a significant percentage of total sales, demand has exceeded our expectations and we believe they will help maintain Rockford's position as a technological leader in the industry.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                               2000        1999           2000        1999
                                             ---------   ----------      --------     -----
Net sales                                     100.0%      100.0%         100.0%       100.0%
Cost of goods sold                             61.1        60.5           61.1         61.0
                                               ----        ----           ----         ----
Gross profit                                   38.9        39.5           38.9         39.0
Sales, general and administrative expenses     26.2        28.5           27.2         28.3
                                               ----        ----           ----         ----
Operating income                               12.7        11.0           11.7         10.7
Interest and other expense, net                 0.6         1.2            0.9          1.3
                                               ----         ---            ---         ----
Income before tax                              12.1         9.8           10.8          9.4
Income tax expense                              4.5         3.9            4.1          3.6
                                               ----         ---            ---         ----
Net income                                      7.6%        5.9%           6.7%         5.8%
                                               ====        ====           ====         ====

Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of our products as well as warranty, warehousing and customer service expenses.

Sales, general and administrative expenses primarily consist of:

- Sales and marketing expenses - salaries, sales commissions and costs of advertising, trade shows, distributor and sales representative conferences and freight.

- General and administrative expenses - salaries, corporate-wide employee incentive plan, facilities and other costs of our accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees and expenses associated with our business.

- Research and development expenses - salaries associated with our research and development personnel.

Geographic Distribution of Sales

Our sales by geographic region were as follows:

                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  JUNE 30,                             JUNE 30,
                           2000              1999               2000              1999
                           ----              ----               ----              ----
                             (IN THOUSANDS)                       (IN THOUSANDS)
REGION:
United States            $37,210           $28,867             $66,773          $56,172
Other Americas             3,112             1,688               4,661            3,355
Europe                     2,111             2,307               3,771            3,929
Asia                       2,704             1,251               4,520            2,455
                           -----             -----               -----            -----
     Total sales (1)     $45,137           $34,113             $79,725          $65,911
                         =======           =======             =======          =======

(1) Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

In the following discussion, certain increases or decreases may differ due to rounding.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Sales. Sales increased by $13.8 million, or 20.9%, to $79.7 million for the six months ended June 30, 2000 from $65.9 million for the six months ended June 30, 1999. The increase in sales was primarily attributable to growth in our mobile audio specialty dealer sales and the acquisition of Lightning Audio. Best Buy accounted for $12.6 million or 15.8% of our sales for the six months ended June 30, 2000, compared to $15.0 million or 22.8% of our sales for the six months ended June 30, 1999, which included a $4.4 million initial purchase of our products to stock its distribution channel. In addition, sales to mobile audio specialty dealers increased by $9.3 million, or 22.0%, to $51.5 million for the six months ended June 30, 2000 from $42.2 million for the six months ended June 30, 1999. The increase in sales to mobile audio specialty dealers was primarily due to increases in our core business of mobile audio products and new product sales from the acquisition of Lightning Audio. U.S. sales increased by $10.6 million, or 18.9%, to $66.8 million for the six months ended June 30, 2000 from $56.2 million for the six months ended June 30, 1999. International sales increased by $3.2 million, or 33.0%, to $12.9 million for the six months ended June 30, 2000 from $9.7 million for the six months ended June 30, 1999. An increase in sales in Asia and the Americas, as a result of improving economic conditions, was offset by slightly decreased sales in Europe.

Cost of Goods Sold. Cost of goods sold increased by $8.5 million, or 21.1%, to $48.7 million for the six months ended June 30, 2000 from $40.2 million for the six months ended June 30, 1999. Substantially all of the increase was due to increased sales. As a percent of sales, cost of goods sold increased slightly to 61.1% for the six months ended June 30, 2000 from 61.0% for the six months ended June 30,1999.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $3.1 million, or 16.7%, to $21.7 million for the six months ended June 30, 2000 from $18.6 million for the six months ended June 30, 1999. The increase primarily was related to an increase in sales commissions and freight expenses due to the increase in sales, the Lightning Audio acquisition in June 1999 and additional engineers hired in preparation for the development of new products. As a percent of sales, general and administrative expenses decreased to 27.2% for the six months ended June 30, 2000 from 28.3% for the six months ended June 30, 1999 because some of the expenses in this category are fixed and do not fluctuate with sales.

Operating Income. Operating income increased by $2.2 million, or 31.0%, to $9.3 million for the six months ended June 30, 2000 from $7.1 million for the six months ended June 30, 1999. This increase primarily was attributable to our increased sales and relatively stable fixed costs. As a percent of sales, operating income increased to 11.7% for the six months ended June 30, 2000 from 10.7% for the six months ended June 30, 1999. The primary reason for this increase was the net effect of the component changes mentioned above.

Interest and Other Expense, Net. Interest and other expense, net primarily consists of interest expense. Interest and other expense, net decreased by $0.1 million, or 12.5%, to $0.7 million for the six months ended June 30, 2000 from $0.8 million for the six months ended June 30, 1999. Interest expense was reduced due to the payoff of the bank credit facility in April 2000 after our initial public offering. The interest expense remaining after our initial public offering consists primarily of interest paid on existing capital leases.

Income Tax Expense. Income tax expense increased by $0.8 million to $3.2 million for the six months ended June 30, 2000 from $2.4 million for the six months ended June 30, 1999. The effective income tax rates were 37.7% for the six months ended June 30, 2000 and 38.6% for the six months ended June 30, 1999. The primary reason for this decrease was a permanent lowering of state income tax rates.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Sales. Sales increased by $11.0 million, or 32.2%, to $45.1 million for the three months ended June 30, 2000 from $34.1 million for the three months ended June 30, 1999. The increase in sales was primarily attributable to growth in our mobile audio specialty dealer sales and the acquisition of Lightning Audio. Best Buy accounted for $6.3 million, or 13.9% of our sales, for the three months ended June 30, 2000 compared to $6.6 million, or 19.3% of our sales, for the three months ended June 30, 1999. In addition, sales to mobile audio specialty dealers increased by $6.6 million, or 28.8%, to $29.5 million for the three months ended June 30, 2000 from $22.9 million for the three months ended June 30, 1999. The increase in sales to mobile audio specialty dealers was primarily due to increases in our core business of mobile audio products and new product sales from the acquisition of Lightning Audio.

U.S. sales increased by $8.3 million, or 28.7%, to $37.2 million for the three months ended June 30, 2000 from $28.9 million for the three months ended June 30, 1999. International sales increased by $2.7 million, or 51.9%, to $7.9 million for the three months ended June 30, 2000 from $5.2 million for the three months ended June 30, 1999. An increase in sales in Asia and the Americas, as a result of improving economic conditions, was offset by slightly decreased sales in Europe.

Cost of Goods Sold. Cost of goods sold increased by $6.9 million, or 33.3%, to $27.6 million for the three months ended June 30, 2000 from $20.7 million for the three months ended June 30, 1999. Substantially all of the increase was due to increased sales. As a percent of sales, cost of goods sold increased to 61.1% for the three months ended June 30, 2000 from 60.5% for the three months ended June 30,1999. The primary reasons for the increase as a percent of sales was a slight shift towards lower margin products.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $2.1 million, or 21.6%, to $11.8 million for the three months ended June 30, 2000 from $9.7 million for the three months ended June 30, 1999. The increase primarily was related to an increase in sales commissions and freight expenses due to the increase in sales, the Lightning Audio acquisition in June 1999 and additional engineers hired in preparation for the development of new products. As a percent of sales, sales, general and administrative expenses decreased to 26.2% for the three months ended June 30, 2000 from 28.5% for the three months ended June 30, 1999 because some of the expenses in this category are fixed and do not fluctuate with sales.

Operating Income. Operating income increased by $2.0 million, or 54.1%, to $5.7 million for the three months ended June 30, 2000 from $3.7 million for the three months ended June 30, 1999. This increase primarily was attributable to our increased sales and relatively stable fixed costs. As a percent of sales, operating income increased to 12.7% for the three months ended June 30, 2000 from 11.0% for the three months ended June 30, 1999. The primary reason for this increase was the net effect of the component changes mentioned above.

Interest and Other Expense, Net. Interest and other expense, net primarily consists of interest expense. Interest and other expense, net decreased by $0.1 million, or 25.0%, to $0.3 million for the three months ended June 30, 2000 from $0.4 million for the three months ended June 30, 1999. Interest expense was reduced due to the payoff of the bank credit facility in April 2000 using the proceeds of our initial public offering. The interest expense remaining after our initial public offering consists primarily of interest paid on existing capital leases.

Income Tax Expense. Income tax expense increased by $0.7 million to $2.0 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999. The effective income tax rates were 37.4% for the three months ended June 30, 2000 and 39.5% for the three months ended June 30, 1999. The primary reason for this decrease was a permanent lowering of state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Since 1995, we have financed our business primarily using cash flows from operations, bank borrowings and borrowings from shareholders. In the second quarter of 2000 we added the proceeds of our initial public offering to this financing. We had working capital of $34.3 million at June 30, 2000 compared to $21.2 million at December 31, 1999. At June 30, 2000, we maintained $7.0 million of cash and cash equivalent balances.

As of June 30, 2000, we had a $0.2 million balance on our $20.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a revolving line-of-credit, a term loan and an equipment financing arrangement. We paid off this bank credit facility during April 2000 using the proceeds from our initial public offering. We subsequently incurred the amounts outstanding under the bank credit facility, of approximately $0.2 million due to funding for certain letters of credit. The revolving line-of-credit has a blended variable interest rate per annum of LIBOR plus 300 basis points or prime plus 75 basis points. The term loan has a fixed interest rate of 10.67% per annum. The equipment financing arrangement has, at our option three days prior to the time used, a fixed interest rate per annum based on five-year U.S. Treasury notes plus 425 basis points or a variable interest rate per annum based on the bank's base rate plus 125 basis points. To date, we have not used this equipment financing arrangement. As of June 30, 2000, the bank credit facility had a weighted-average interest rate of 10.25% per annum. The bank credit facility is scheduled to mature on June 19, 2001. It requires that we:

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

We also have a $5.0 million capital lease credit facility under which leases can be funded until April 12, 2001, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As of June 30, 2000, the capital lease credit facility had an outstanding balance of $1.1 million with a weighted average interest rate of 8.12% per annum.

As of March 31, 2000, we also had $976,000 of 8.5% convertible subordinated debentures outstanding, which were due to mature in May 2002. Of this amount:

         - $277,417 of debentures were converted into 113,609 shares of common stock upon completion of our initial public offering on April 20, 2000; and

         - The remaining $698,247 of debentures were outstanding at June 30, 2000, but were scheduled to be redeemed on July 10, 2000, pursuant to a redemption notice we sent to the holders on June 5, 2000. We had the right to give 30 days notice of redemption after our common stock had traded for 30 consecutive trading days at a price above $3.66 per share. This condition was satisfied on June 2, 2000. The debenture holders were permitted to convert the debt to common stock at any time prior to their redemption date at the conversion price of $2.44 per share. On July 10, 2000, all remaining holders of the debentures converted the debentures into stock before they were redeemed. Consequently, the debentures were no longer outstanding after July 10, 2000, and we did not make any cash payments to redeem them.

Net cash provided by (used in) operating activities was ($0.1) million for the six months ended June 30, 2000 and $1.2 million for the six months ended June 30, 1999. Cash provided by operating activities is less than net income due to the effect of increasing working capital requirements created by the growth in our sales, especially in our accounts receivable. The increased working capital is partially offset by a decrease in depreciation and amortization.

Net cash used in investing activities was ($2.0) million for the six months ended June 30, 2000 and ($2.6) million for the six months ended June 30, 1999. Net cash used in investing activities was primarily related to purchases of property and equipment. However, in 1999, net cash used in investing activities also included $1.6 million used for the acquisition of Lighting Audio.

Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2000 and $2.3 million for the six months ended June 30, 1999. Net cash provided by financing activities for 2000 was primarily a result of the net proceeds received from our April 20, 2000 initial public offering of $24.5 million offset by the repayment of our credit facility and other debt obligations. For 1999, net cash provided by financing activities was primarily due to borrowings and repayments of our credit facilities and other debt obligations.

We may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition could result in an increase in working capital requirements depending on the amount, timing and nature of the consideration we agree to pay.

We believe that the net proceeds received by us from our April 20, 2000 initial public offering, together with our existing resources and anticipated cash flows from operations, will be sufficient to meet our cash needs for the next twelve months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds.

    (a)-(c)   Not applicable.

    (d) On April 19, 2000, our Registration Statement on Form S-1 (No. 333-79285) was declared effective by the SEC. Pursuant to that Registration Statement, we offered 2,500,000 shares at $11.00 per share. The managing underwriters of the offering were Dain Rauscher Wessels, McDonald Investments Inc., and Needham & Company, Inc. The underwriters also elected to exercise an over-allotment option to purchase an additional 42,500 shares. Including the proceeds from the over-allotment purchase, the net proceeds to us from the offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $24.3 million. Pending use of the net proceeds as described below, we have invested them in short-term, interest-bearing, investment-grade securities.

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

              We plan to use the remaining $4.8 million of proceeds from our initial public offering for working capital and other corporate purposes, including new product development, and marketing expansion. We may also use a portion of the remaining proceeds to acquire or invest in complementary businesses, products or technologies; however, we have not at this time identified a specific acquisition or allocated a specific amount for this purpose.

Item 6.  Exhibits and Reports on Form 8-K

    (a)       Exhibits

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
-------    ----------------------
 3.1       Articles of Incorporation+
 3.2       Restated Bylaws as amended through July 27, 2000*
 3.2.1     Amendment to Bylaws adopted by the Board of Directors on July 27,
           2000
 3.3       Amendment to Articles of Incorporation filed on January 12, 1988+
 3.4       Amendment to Articles of Incorporation filed on May 12, 1999+
 3.5       Amendment to Articles of Incorporation filed on May 17, 1999+
 3.6       Amendments to Bylaws adopted by the Board of Directors on May 14,
           1999+
 3.7       Amendment to Articles of Incorporation filed on July 1, 1999+
 4.1       Specimen Common Stock Certificate+
 4.2 Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.2.1, 3.3, 3.4, 3.5, 3.6 and 3.7 for a description of the rights of the holders of Common Stock.
10.1       1994 Stock Option Plan+
10.2       1997 Stock Option Plan+
10.3       1999 Employee Stock Purchase Plan as amended and restated+
10.4       Employment Agreement by and between Rockford Corporation and W. Gary
           Suttle+
10.5       Indemnity Agreement by and between Rockford Corporation and W. Gary
           Suttle+
10.6 Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+
10.7 Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+
10.8       Form of Dealership Agreements+
10.9 Standard Industrial Commercial Multi-Tenant Lease - Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+
10.9.1 Amendment to Standard Industrial Commercial Multi-Tenant Lease - Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+
10.10 Standard Industrial Lease - Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+
10.10.1    Amendment to Standard Industrial Lease - Gross by and between
           Cloyce Clark and Rockford Corporation+
10.11 Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.11.1 Amendment to Lease Agreement by and between Carboneau Industries, Inc. and Rockford Corporation +

10.12 Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+
10.13 Loan and Security Agreement by and between Rockford Corporation and FINOVA Capital Corporation+
10.13.1 Amendment No. 1 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+
10.13.2 Amendment No. 2 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+
10.14      Employee 401(k) Deferred Compensation Plan and amendments thereto+
10.15 Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.15.1 Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc., and Rockford Corporation**+
10.15.2 Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.16      Product Sales Agreement by and between Rockford Corporation and
           Avnet Electronics Marketing**+
10.17 Convertible Subordinated Debenture Amendment Agreement and Agreement to Rename as Senior Notes+
10.18      Form of Senior Note due February 3, 1999 and Warrant+
10.19      Schedule for Senior Notes and Warrants+
10.20      Convertible Subordinated Debenture Purchase Agreement+
10.21      Form of 8.5% convertible Subordinated Debenture due May 1, 2002+
10.22      Schedule for 8.5% Convertible Subordinated Debentures+
10.23      Warrant issued to the Vrolyk Partnership 97-A to expire June 1, 2007+
10.24      Services and Option Agreement by and between W. Gary Suttle,
           Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation+
10.25 Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.26 Amendment of Services and Option Contract by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.27 Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.28 Amendment and Renewal of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.29 Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.30      Letter from Timothy Bartol, General Partner for the Boulder
           Investors Partnership exercising rights under Bridge Loan
           Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S. Bartol+
10.31 Fifth Amendment to Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S. Bartol+
10.32 Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Caroline S. Bartol+
10.33 Bridge Loan Agreement by and between Rockford Corporation and Caroline S. Bartol+
10.34      1990 Restricted Stock Grant and Tax Loan Agreement and Promissory
           Note+
10.35      Form of Indemnification Agreement+
10.35.1    Schedule for Indemnification Agreement+
10.36      FINOVA - Schedule of Loan and Security Agreement+
10.39 Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+
27         Financial Data Schedule for the period ended June 30, 2000
99 Final Prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285, which includes consolidated financial statements and footnotes for the year ended December 31, 1999, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, each incorporated herein by reference.+

* Revised versions of these exhibits, reflecting current information, are filed with this report.
** Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment which was granted by the Commission.
+ Previously filed with registration statement effective April 19, 2000 and/or amendments thereto.


(b)        Reports on Form 8-K

           None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                  ROCKFORD CORPORATION

Date:  July 26, 2000              By:  /s/    James M Thomson
                                  --------------------------------------
                                              James M. Thomson

                                  Vice President of Finance,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial Officer and Duly
                                   Authorized Officer)

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBITS
  -------    -----------------------
   3.1       Articles of Incorporation +
   3.2       Restated Bylaws as amended through July 27, 2000 *
   3.2.1     Amendment to Bylaws adopted by the Board of Directors on July 27,
             2000
   3.3       Amendment to Articles of Incorporation filed on January 12, 1988 +
   3.4       Amendment to Articles of Incorporation filed on May 12, 1999 +
   3.5       Amendment to Articles of Incorporation filed on May 17, 1999 +
   3.6       Amendments to Bylaws adopted by the Board of Directors on May 14,
             1999 +
   3.7       Amendment to Articles of Incorporation filed on July 1, 1999 +
   4.1       Specimen Common Stock Certificate +
   4.2       Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.2.1,
             3.3, 3.4, 3.5, 3.6 and 3.7 for a description of the rights of the holders of Common Stock.
  10.1       1994 Stock Option Plan +
  10.2       1997 Stock Option Plan +
  10.3       1999 Employee Stock Purchase Plan as amended and restated +
  10.4       Employment Agreement by and between Rockford Corporation and
             W. Gary Suttle +
  10.5       Indemnity Agreement by and between Rockford Corporation and W. Gary
             Suttle +
  10.6       Letter Agreement by and between Rockford Corporation and Best Buy
             Corporation **+
  10.7       Joint Development and Supply Agreement by and between Rockford
             Corporation and Hyundai Electronics Industries Co., Ltd. **+
  10.8       Form of Dealership Agreements +
  10.9       Standard Industrial Commercial Multi-Tenant Lease - Gross American
             Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford
             Corporation +
  10.9.1     Amendment to Standard Industrial Commercial Multi-Tenant Lease -
             Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation +
  10.10      Standard Industrial Lease - Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation +
  10.10.1    Amendment to Standard Industrial Lease - Gross by and between
             Cloyce Clark and Rockford Corporation +
  10.11      Lease Agreement, and addenda thereto, by and between Carbonneau
             Industries, Inc. and Rockford Corporation +
  10.11.1    Amendment to Lease Agreement by and between Carbonneau Industries,
             Inc. and Rockford Corporation +
  10.12      Master Lease Agreement and amendments thereto, by and between Banc
             One Leasing Corporation and Rockford Corporation +
  10.13      Loan and Security Agreement by and between Rockford Corporation and
             FINOVA Capital Corporation +
  10.13.1    Amendment No. 1 to Loan and Security Agreement by and between
             FINOVA Capital Corporation and Rockford Corporation +
  10.13.2    Amendment No. 2 to Loan and Security Agreement by and between
             FINOVA Capital Corporation and Rockford Corporation +
  10.14      Employee 401(k) Deferred Compensation Plan and amendments thereto +
  10.15      Manufacturing and Distribution Agreement by and between Path Group,
             Inc. and Rockford Corporation **+
  10.15.1    Addendum to the Manufacturing and Distribution Agreement by and
             between Path Group, Inc., and Rockford Corporation. **+
  10.15.2    Addendum to the Manufacturing and Distribution Agreement by and
             between Path Group, Inc. and Rockford Corporation **+
  10.16      Product Sales Agreement by and between Rockford Corporation and
             Avnet Electronics Marketing **+
  10.17      Convertible Subordinated Debenture Amendment Agreement and
             Agreement to Rename as Senior Notes +
  10.18      Form of Senior Note due February 3, 1999 and Warrant +
  10.19      Schedule for Senior Notes and Warrants +
  10.20      Convertible Subordinated Debenture Purchase Agreement +
  10.21      Form of 8.5% convertible Subordinated Debenture due May 1, 2002 +
  10.22      Schedule for 8.5% Convertible Subordinated Debentures +
  10.23      Warrant issued to the Vrolyk Partnership 97-A to expire June 1,
             2007 +
  10.24      Services and Option Agreement by and between W. Gary Suttle,
             Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation +
  10.25      Amendment of Services and Option Agreement by and between W. Gary
             Suttle, Monument Investors Limited Partnership as successor to
             Caroline S. Bartol and the estate of John G. Bartol and Rockford
             Corporation +
  10.26      Amendment of Services and Option Contract by and between W. Gary
             Suttle, Monument Investors Limited Partnership as successor to
             Caroline S. Bartol and the estate of John G. Bartol and Rockford
             Corporation +
  10.27      Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc. +
  10.28      Amendment and Renewal of Consulting and Option Contract by and
             between Rockford Corporation and Grisanti, Galef & Goldress, Inc. +
  10.29      Amendment of Consulting and Option Contract by and between Rockford
             Corporation and Grisanti, Galef & Goldress, Inc. +

  10.30      Letter from Timothy Bartol, General Partner for the Boulder
             Investors Partnership exercising rights under Bridge Loan
             Conversion and Extension Agreement by and between Rockford
             Corporation and Boulder Investors Ltd. Partnership, as successor to
             Caroline S. Bartol +
  10.31      Fifth Amendment to Bridge Loan Conversion and Extension Agreement
             by and between Rockford Corporation and Boulder Investors Ltd.
             Partnership, as successor to Caroline S. Bartol +
  10.32      Bridge Loan Conversion and Extension Agreement by and between
             Rockford Corporation and Caroline S. Bartol +
  10.33      Bridge Loan Agreement by and between Rockford Corporation and
             Caroline S. Bartol +
  10.34      1990 Restricted Stock Grant and Tax Loan Agreement and Promissory
             Note +
  10.35      Form of Indemnification Agreement +
  10.35.1    Schedule for Indemnification Agreement +
  10.36      FINOVA - Schedule of Loan and Security Agreement +
  10.39      Financing Lease Schedule No. 1000100950 by and between Banc One
             Leasing Corporation and Rockford Corporation +
  27         Financial Data Schedule for the period ended June 30, 2000
  99         Final Prospectus filed with the SEC on April 20, 2000, SEC
             Registration No. 333-79285, which includes consolidated financial statements and footnotes for the year ended December 31, 1999, Management's Discussion and Analysis of Financial Condition and
             Results of Operations, and Risk Factors, each incorporated herein by reference. +

       * Revised versions of these exhibits, reflecting current information, are filed with this report.

       ** Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment which was granted by the Commission.

       + Previously filed with registration statement effective April 19, 2000 and/or amendments thereto.