Form 10-Q
period 2000-09-30
ROCKFORD CORP
filed 2000-11-14
CIK 828064

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

      As of September 30, 2000, there were 7,922,924 shares of Common Stock, $.01 par value per share, outstanding.

                              ROCKFORD CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I:     Financial Information

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -                           3
            September 30, 2000 and December 31, 1999

            Condensed Consolidated Income Statements -                        4
            Three and Nine Months Ended September 30, 2000 and 1999

            Condensed Consolidated Statements of Shareholders' Equity -       5
            September 30, June 30, March 31, 2000 and December 31, 1999

            Condensed Consolidated Statements of Cash Flows -                 6
            Nine Months Ended September 30, 2000 and 1999

            Notes to Condensed Consolidated Financial Statements              7
            September 30, 2000

   Item 2.  Management's Discussion and Analysis of Financial                 8
            Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13


Part II:    Other Information


   Item 2.  Changes in Securities and Use of Proceeds                        14

   Item 6.  Exhibits and Reports on Form 8-K                                 14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ROCKFORD CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPT. 30,   DECEMBER 31,
                                                                            2000         1999
                                                                         ----------   ------------
                                                                         (UNAUDITED)    (NOTE)
                                                                              (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents                                                 $ 5,571      $   917
 Accounts receivable, less allowances of $1,820,000 and $1,830,000 at
  September 30, 2000 and December 31, 1999, respectively                    29,826       21,081
 Inventories, net                                                           18,252       14,926
 Deferred income taxes                                                       3,805        3,661
 Prepaid expenses and other                                                  2,653        2,682
                                                                           -------      -------
Total current assets                                                        60,107       43,267

Property and equipment, net                                                  5,620        5,541
Goodwill, net                                                                2,315        2,108
Other assets                                                                 1,227        1,231
                                                                           -------      -------
                                                                           $69,269      $52,147
                                                                           =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $ 8,002      $ 7,442
 Accrued salaries and incentives                                             3,544        5,068
 Accrued warranty                                                            4,383        3,512
 Income taxes payable                                                        1,816          319
 Other accrued expenses                                                      4,858        4,287
 Current portion of long-term debt                                           1,182        1,420
                                                                           -------      -------
Total current liabilities                                                   23,785       22,048

Notes payable and long-term debt, less current portion                           0       16,565
Capital lease obligations, less current portion                                423          777

Shareholders' equity:
 Common stock, $.01 par value - authorized 40,000,000 shares; 7,922,924 and 4,753,146 shares issued and outstanding at September 30, 2000 and
  December 31, 1999, respectively                                               79           48
 Additional paid-in capital                                                 29,237        3,686
 Retained earnings                                                          15,680        8,685
 Accumulated other comprehensive income                                         65          338
                                                                           -------      -------
Total stockholders' equity                                                  45,061       12,757
                                                                           -------      -------
                                                                           $69,269      $52,147
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

                              ROCKFORD CORPORATION

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPT. 30,                   SEPT. 30,
                                                    2000          1999          2000          1999
                                                    ----          ----          ----          ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                          $ 36,370      $ 31,205      $116,095      $ 97,116
Cost of goods sold                                  24,491        19,030        73,165        59,251
                                                  --------      --------      --------      --------
Gross profit                                        11,879        12,175        42,930        37,865
Sales, general and administrative expenses           9,223         9,134        30,962        27,753
                                                  --------      --------      --------      --------
Operating income                                     2,656         3,041        11,968        10,112
Interest and other expense                              79           485           813         1,330
                                                  --------      --------      --------      --------
Income before tax                                    2,577         2,556        11,155         8,782
Income tax expense                                     925         1,000         4,160         3,406
                                                  --------      --------      --------      --------
Net income                                        $  1,652      $  1,556      $  6,995      $  5,376
                                                  ========      ========      ========      ========

Net income per share:
 Basic                                            $   0.21      $   0.33      $   1.08      $   1.17
                                                  ========      ========      ========      ========
 Diluted                                          $   0.19      $   0.25      $   0.90      $   0.86
                                                  ========      ========      ========      ========

Weighted average shares used in computation:
 Basic                                               7,810         4,748         6,503         4,589
                                                  ========      ========      ========      ========
 Diluted                                             8,643         6,279         7,794         6,276
                                                  ========      ========      ========      ========

See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                             ACCUMULATED
                                                COMMON STOCK        ADDITIONAL                  OTHER
                                                                     PAID-IN     RETAINED   COMPREHENSIVE
                                            SHARES       AMOUNT      CAPITAL     EARNINGS       INCOME       TOTAL
                                            ------       ------      -------     --------       ------       -----
                                                                         (IN THOUSANDS)
Balance at December 31, 1999                 4,753      $    48      $ 3,686      $ 8,685      $   338      $12,757
 Currency translation                                                                              (80)         (80)
 Net income                                                                         1,927                     1,927
                                                                                                            -------
 Comprehensive income                                                                                         1,847
 Exercise of warrants                           68                        44                                     44
                                           -------      -------      -------      -------      -------      -------
Balance at March 31, 2000                    4,821           48        3,730       10,612          258       14,648

 Currency translation                                                                              (14)         (14)
 Net income                                                                         3,416                     3,416
                                                                                                            -------
 Comprehensive income                                                                                         3,402
 Initial public offering, less expenses      2,543           25       24,164                                 24,189
 Conversion of sub-debentures                  114            1          277                                    278
 Exercise of stock options                      42            1          145                                    146
                                           -------      -------      -------      -------      -------      -------
Balance at June 30, 2000                     7,520           75       28,316       14,028          244       42,663

 Currency translation                                                                             (179)        (179)
 Net income                                                                         1,652                     1,652
                                                                                                            -------
 Comprehensive income                                                                                         1,473
 Less additional expenses of initial                                     (70)                                   (70)
  public offering
 Conversion of sub-debentures                  286            3          695                                    698
 Exercise of stock options                     117            1          296                                    297
                                           -------      -------      -------      -------      -------      -------
Balance at September 30, 2000                7,923      $    79      $29,237      $15,680      $    65      $45,061
                                           =======      =======      =======      =======      =======      =======

See notes to condensed consolidated financial statements.

                              ROCKFORD CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                       SEPT. 30,
                                                                 2000            1999
                                                                 ----            ----
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                    $  6,995        $  5,376
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                  2,881           1,611
  Gain on sale of property and equipment                            (3)              1
  Provision for doubtful accounts                                  387             650
  Provision for inventory                                          875             639
  Minority Interest                                                  0             (21)
Changes in operating assets and liabilities:
  Accounts receivable                                           (9,132)         (6,399)
  Inventories                                                   (4,201)         (2,604)
  Prepaid expenses and other assets                               (114)         (1,500)
  Accounts payable                                                 559             (56)
  Accrued salaries and incentives                               (1,524)          1,570
  Accrued warranty                                                 871            (131)
  Income taxes payable                                           1,497            (861)
  Other accrued expenses                                           571           3,037
                                                              --------        --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (338)          1,312

INVESTING ACTIVITIES
Purchases of property and equipment                             (2,960)         (1,630)
Proceeds from sale of property and equipment                         3              18
Acquisition of business, net of cash acquired                        0          (1,555)
Increase in other assets                                          (203)           (511)
                                                              --------        --------
     NET CASH USED IN INVESTING ACTIVITIES                      (3,160)         (3,678)

FINANCING ACTIVITIES
Proceeds from (payments on) note payable                       (15,970)          3,430
Proceeds from (payments on)  other long-term debt                  272            (415)
Proceeds from the exercise of warrants and stock options           487             169
Proceeds from sale of capital stock                             24,119               0
Payments on capital lease obligations                             (483)           (400)
                                                              --------        --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   8,425           2,784

     EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (273)            209
                                                              --------        --------
     INCREASE IN CASH AND CASH EQUIVALENTS                       4,654             627
Cash and cash equivalents at beginning of period                   917             470
                                                              --------        --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  5,571        $  1,097
                                                              ========        ========

See notes to condensed consolidated financial statements.

                              Rockford Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000

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

Operating results for the three-month periods and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 included in our final prospectus filed with the SEC on April 20, 2000, SEC Registration No. 333-79285. This document is available by searching the SEC's EDGAR Database at www.sec.gov.

2.  INVENTORIES

Inventories consist of the following at:

                                  SEPT. 30,      DECEMBER 31,
                                    2000            1999
                                    ----            ----
                                       (IN THOUSANDS)
Raw materials                     $  6,505        $  5,578
Work-in-progress                       827             647
Finished goods                      12,472          10,350
                                  --------        --------
                                    19,804          16,575
Less allowances for reserves        (1,552)         (1,649)
                                  --------        --------
                                  $ 18,252        $ 14,926
                                  ========        ========

3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPT. 30,                SEPT. 30,
                                                     2000        1999         2000        1999
                                                     ----        ----         ----        ----
Numerator:                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net income                                         $1,652      $1,556       $6,995      $5,376
 Effect of dilutive securities interest impact
  of convertible debentures                              1          13           24          58
                                                    ------      ------       ------      ------
Numerator for diluted net income per share,
 income available to common Stockholders after
 assumed conversions                                 1,653       1,569        7,019       5,434
                                                    ======      ======       ======      ======
Denominator:
 Denominator for basic net income per share,
  weighted average shares                            7,810       4,748        6,503       4,589
 Effect of dilutive securities:
  Employee stock options                               798       1,050        1,030       1,073
  Warrants                                               4          74           14          78
  Convertible debentures                                31         407          247         536
                                                    ------      ------       ------      ------
 Dilutive potential common shares                      833       1,531        1,291       1,687
                                                    ------      ------       ------      ------
Denominator for diluted net income per share,
 adjusted weighted average shares and
 assumed conversions                                 8,643       6,279        7,794       6,276
                                                    ======      ======       ======      ======

Basic net income per share                          $ 0.21      $ 0.33       $ 1.08      $ 1.17
                                                    ======      ======       ======      ======
Diluted net income per share                        $ 0.19      $ 0.25       $ 0.90      $ 0.86
                                                    ======      ======       ======      ======

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

Our forward-looking statements include but are not limited to our statements about:

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

Business

We generated over 98% of our sales through the third quarter of 2000 from our mobile audio products. We recognize revenues from sales when we ship products to the distributor or dealer. Sales are reported net of discounts and returns. Related expenses, such as commissions, bonuses, cooperative advertising allowances to dealers and other program expenses, warranty expenses and bad debt expenses, are accrued when the related sales are recognized. We have no other significant obligations subsequent to shipment, as we do not install our products.

In the U.S., we sell our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in over 60 countries. In Japan, we sell through a wholly owned subsidiary. In Canada and Germany (since 1999), and in Austria (beginning in early 2000) we sell through commissioned independent sales representatives. In other countries, we have established relationships with independent distributors who purchase our products and resell them to retailers.

In March 1999, we began selling through Best Buy. Including its $4.4 million initial purchase of our products to stock its distribution channel, Best Buy accounted for 19.4% of our sales for the nine months ended September 30, 1999. Best Buy sales accounted for 16.5% of our sales for the nine months ended September 30, 2000. Our growth plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

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

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPT. 30,               SEPT. 30,
                                                 2000        1999        2000        1999
                                                 ----        ----        ----        ----
Net sales                                       100.0%      100.0%      100.0%      100.0%
Cost of goods sold                               67.3        61.0        63.0        61.0
                                                -----       -----       -----       -----
Gross profit                                     32.7        39.0        37.0        39.0
Sales, general and administrative expenses       25.4        29.3        26.6        28.6
                                                -----       -----       -----       -----
Operating income                                  7.3         9.7        10.4        10.4
Interest and other expense, net                   0.2         1.6         0.8         1.4
                                                -----       -----       -----       -----
Income before tax                                 7.1         8.1         9.6         9.0
Income tax expense                                2.5         3.2         3.6         3.5
                                                -----       -----       -----       -----
Net income                                        4.6%        4.9%        6.0%        5.5%
                                                =====       =====       =====       =====

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


Geographic Distribution of Sales

Our sales by geographic region were as follows:

                          THREE MONTHS ENDED          NINE MONTHS ENDED
                               SEPT. 30,                   SEPT, 30,
                          2000          1999          2000          1999
                          ----          ----          ----          ----
                            (IN THOUSANDS)              (IN THOUSANDS)
REGION:
United States           $ 30,274      $ 26,607      $ 97,047      $ 82,779
Other Americas             1,823         1,101         6,484         4,456
Europe                     2,197         1,774         5,968         5,703
Asia                       2,076         1,723         6,596         4,178
                        --------      --------      --------      --------
   Total sales (1)      $ 36,370      $ 31,205      $116,095      $ 97,116
                        ========      ========      ========      ========

(1)Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

In the following discussion, certain increases or decreases may differ due to rounding.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Sales increased by $19 million, or 19.6%, to $116.1 million for the nine months ended September 30, 2000 from $97.1 million for the nine months ended September 30, 1999. The increase in sales was primarily attributable to growth in our mobile audio specialty dealer sales including the acquisition of Lightning Audio and expansion of its line of products. Including Best Buy's $4.4 million initial purchase of our products to stock its distribution channel, Best Buy accounted for $18.8 million, or 19.4% of our sales, for the nine months ended September 30, 1999 compared to $19.2 million, or 16.5% of our sales, for the nine months ended September 30, 2000. In addition, sales to mobile audio specialty dealers increased by $10.7 million, or 20.9%, to $61.9 million for the nine months ended September 30, 2000 from $51.2 million for the nine months ended September 30, 1999. The increase in sales to mobile audio specialty dealers was primarily due to increases in our core business of mobile audio products and new product sales from the acquisition of Lightning Audio and expansion of their line of products. U.S. sales increased by $14.3 million, or 17.3%, to $97.1 million for the nine months ended September 30, 2000 from $82.8 million for the nine months ended September 30, 1999. International sales increased by $4.7 million, or 32.9%, to $19.0 million for the nine months ended September 30, 2000 from $14.3 million for the nine months ended September 30, 1999.

Cost of Goods Sold. Cost of goods sold increased by $13.9 million, or 23.4%, to $73.2 million for the nine months ended September 30, 2000 from $59.3 million for the nine months ended September 30, 1999. Substantially all of the increase was due to increased sales. As a percent of sales, cost of goods sold increased to 63.0% for the nine months ended September 30, 2000 from 61.0% for the nine months ended September 30,1999. The primary reasons for the increase as a percent of sales was a shift in product mix towards lower margin products, higher discounts to dealers due to the challenging retail environment, increased freight and warehousing expense and the devaluation of the Euro.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $3.2 million, or 11.5%, to $31.0 million for the nine months ended September 30, 2000 from $27.8 million for the nine months ended September 30, 1999. The increase is primarily due to the increase in sales commissions and freight expenses due to the increase in sales, the Lightning Audio acquisition in June 1999 and additional engineers hired in preparation for the development of new products. As a percent of sales, general and administrative expenses actually decreased to 26.6% for the nine months ended September 30, 2000 from 28.6% for the nine months ended September 30, 1999. The primary reasons for the decrease as a percent of sales was due to fixed expenses in this category that do not fluctuate with sales and reduction of discretionary spending, except in the area of research and development.

Operating Income. Operating income increased by $1.9 million, or 18.8%, to $12.0 million for the nine months ended September 30, 2000 from $10.1 million for the nine months ended September 30, 1999. This increase was primarily attributable to our increased sales and relatively stable fixed costs. As a percent of sales, operating income remained at 10.4% for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999.

Interest and Other Expense, Net. Interest and other expense, net primarily consist of interest expense. Interest and other expense, net decreased by $0.5 million, or 38.5%, to $0.8 million for the nine months ended September 30, 2000 from $1.3 million for the nine months ended September 30, 1999. Interest expense was reduced due to the payoff of the bank credit facility in April 2000 after our initial public offering. The interest expense remaining after our initial public offering consists primarily of interest paid on existing capital leases.

Income Tax Expense. Income tax expense increased by $0.7 million to $4.1 million for the nine months ended September 30, 2000 from $3.4 million for the nine months ended September 30, 1999. The effective income tax rates were 37.3% for the nine months ended September 30, 2000 and 38.8% for the nine months ended September 30, 1999. The primary reason for this decrease in the effective tax rate was a lowering of effective state income tax rates.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Sales increased by $5.2 million, or 16.7%, to $36.4 million for the three months ended September 30, 2000 from $31.2 million for the three months ended September 30, 1999. The increase in sales was primarily attributable to increased sales to Best Buy and the expansion of the Lightning Audio line of products. Best Buy accounted for $6.6 million, or 18.1% of our sales, for the three months ended September 30, 2000 compared to $3.8 million, or 12.2% of our sales, for the three months ended September 30, 1999. Sales to mobile audio specialty dealers decreased slightly by $.1 million, or .5%, to $18.4 million for the three months ended September 30, 2000 from $18.5 million for the three months ended September 30, 1999. The decrease in sales to mobile audio specialty dealers was due to a slight decrease in our core business of mobile audio products for the quarter, offset by an increase in sales from the expanded product line of Lightning Audio.

U.S. sales increased by $3.7 million, or 13.9%, to $30.3 million for the three months ended September 30, 2000 from $26.6 million for the three months ended September 30, 1999. Increased domestic sales were primarily the result of increased sales to Best Buy and the new Lightning Audio product line. International sales increased by $1.5 million, or 32.6%, to $6.1 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999. Increased sales were primarily the result of the new Lightning Audio product line.

Cost of Goods Sold. Cost of goods sold increased by $5.5 million, or 28.9%, to $24.5 million for the three months ended September 30, 2000 from $19.0 million for the three months ended September 30, 1999. Substantially all of the increase was due to increased sales. However, as a percent of sales, cost of goods sold increased to 67.3% for the three months ended September 30, 2000 from 61.0% for the three months ended September 30,1999. The primary reasons for the increase as a percent of sales was higher discounts to dealers due to the challenging retail environment, a shift in product mix towards lower margin products, increased freight and warehousing expense and the devaluation of the Euro.

Sales, General and Administrative Expenses. Sales, general and administrative expenses increased by $.1 million, or 1.1%, to $9.2 million for the three months ended September 30, 2000 from $9.1 million for the three months ended September 30, 1999. As a percent of sales, general and administrative expenses decreased to 25.4% for the three months ended September 30, 2000 from 29.3% for the three months ended September 30, 1999. The primary reasons for the decrease as a percent of sales was due to fixed expenses in this category that do not fluctuate with sales, favorable sales commissions and reduction of discretionary spending, except in the area of research and development.

Operating Income. Operating income decreased by $.3 million, or 10.0%, to $2.7 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. This decrease primarily was attributable to higher discounts to dealers due to the challenging retail environment, a shift in product mix towards lower margin products, increased freight and warehousing expense and the devaluation of the Euro. As a percent of sales, operating income decreased to 7.3% for the three months ended September 30, 2000 from 9.7% for the three months ended September 30, 1999. The primary reason for this was decrease was the net effect of the component changes mentioned above.

Interest and Other Expense, Net. Interest and other expense, net primarily consist of interest expense. Interest and other expense, net decreased by $0.4 million, or 80.0%, to $0.1 million for the three months ended September 30, 2000 from $0.5 million for the three months ended September 30, 1999. Interest expense was reduced due to the payoff of the bank credit facility in April 2000 due to our initial public offering. The interest expense remaining after our initial public offering consists primarily of interest paid on existing capital leases.

Income Tax Expense. Income tax expense decreased by $0.1 million to $.9 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. The effective income tax rates were 35.9% for the three months ended September 30, 2000 and 39.1% for the three months ended September 30, 1999. The primary reason for this decrease in the effective tax rate was a permanent lowering of state income tax rates.




LIQUIDITY AND CAPITAL RESOURCES

Since 1995, we have financed our business primarily using cash flows from operations, bank borrowings and borrowings from shareholders. In the second quarter of 2000 we added the proceeds of our initial public offering to this financing. We had working capital of $36.3 million at September 30, 2000 compared to $21.2 million at December 31, 1999. At September 30, 2000, we maintained $5.6 million of cash and cash equivalent balances.

As of September 30, 2000, we had no balance on our $20.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a revolving line-of-credit, a term loan and an equipment financing arrangement. We paid off this bank credit facility on April 20, 2000 using the proceeds from our initial public offering. The revolving line-of-credit has a blended variable interest rate per annum of LIBOR plus 300 basis points or prime plus 75 basis points. The term loan has a fixed interest rate of 10.67% per annum. The equipment financing arrangement has, at our option three days prior to the time used, a fixed interest rate per annum based on five-year U.S. Treasury notes plus 425 basis points or a variable interest rate per annum based on the bank's base rate plus 125 basis points. To date, we have not used this equipment financing arrangement. As at September 30, 2000, the bank credit facility had a weighted-average interest rate of 10.25% per annum. The bank credit facility is scheduled to mature on September 19, 2001. The bank credit facility contains provisions that, among other things, require Rockford to maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

At September 30, 2000, we had $2.3 million invested in a Dreyfus money market investment account with an interest rate of 6.33%. This account is an overnight investment, allowing us to invest according to our daily cash flow needs.

We also have a $5.0 million capital lease credit facility under which leases can be funded until June 1, 2001, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As of September 30, 2000, the capital lease credit facility had an outstanding balance of $0.9 million with a weighted-average interest rate of 8.14% per annum.

As of March 31, 2000, we also had $975,664 of 8.5% convertible subordinated debentures outstanding, which were due to mature in May 2002. Of this amount:

- $277,417 of debentures were converted into 113,609 shares of common stock upon completion of our initial public offering on April 20, 2000; and
- The remaining $698,247 of debentures were converted into 286,003 shares on common stock on July 10, 2000.


Net cash provided by (used in) operating activities was ($0.3) million for the nine months ended September 30, 2000 and $1.3 million for the nine months ended September 30, 1999. Cash provided by operating activities is less than net income due to the effect of increasing working capital requirements created by the growth in our sales, especially in our accounts receivable. The increased working capital impact is partially offset by an increase in depreciation and amortization expense.

Net cash used in investing activities was ($3.2) million for the nine months ended September 30, 2000 and ($3.7) million for the nine months ended September 30, 1999. Net cash used in investing activities was primarily related to purchases of property and equipment. Also, in 1999, net cash used in investing activities also included $1.6 million used for the acquisition of Lighting Audio.

Net cash provided by financing activities was $8.4 million for the nine months ended September 30, 2000 and $2.8 million for the nine months ended September 30, 1999. Net cash provided by financing activities for 2000 was primarily a result of the net proceeds received from our initial public offering on April 20, 2000 of $24.5 million offset by the repayment of our credit facility and other debt obligations. For 1999, net cash provided by financing activities was primarily due to borrowings and repayments of our credit facilities and other debt obligations.

We may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition could result in an increase in working capital requirements depending on the amount, timing and nature of the consideration we agree to pay.

We believe that the net proceeds received by us from our April 20, 2000, initial public offering, together with our existing resources and anticipated cash flows from operations, will be sufficient to meet our cash needs for the next twelve months.


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

             We used approximately $19.5 million to fully repay the outstanding balance of our credit facility, which consisted of a revolving line-of-credit and a term loan. We did not use the equipment-financing component of our credit facility so none of the proceeds were used to repay that portion of our credit facility. The revolving line-of-credit had a blended variable interest rate per annum of LIBOR plus 300 basis points or prime plus 75 basis points. The term loan had a fixed annual interest rate of 10.67%.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

                    EXHIBIT
                     NUMBER    DESCRIPTION OF EXHIBIT
                     ------    ----------------------
                       3.1     Articles of Incorporation +
                       3.2     Restated Bylaws as amended through
                               July 27, 2000 *
                      3.2.1    Amendment to Bylaws adopted by the
                               Board of Directors on July 27, 2000 *
                       3.3     Amendment to Articles of Incorporation
                               filed on January 12, 1988 +
                       3.4     Amendment to Articles of Incorporation
                               filed on May 12, 1999 +
                       3.5     Amendment to Articles of Incorporation
                               filed on May 17, 1999 +
                       3.6     Amendments to Bylaws adopted by the board
                               of directors on May 14, 1999 +
                       3.7     Amendment to Articles of Incorporation
                               filed on July 1, 1999 +
                       4.1     Specimen Common Stock Certificate +
                       4.2     Reference is made to the Articles of
                               Incorporation, as amended, and the
                               Restated Bylaws, as amended, filed as
                               Exhibits 3.1, 3.2, 3.2.1, 3.3, 3.4, 3.5,
                               3.6 and 3.7 for a description of the
                               rights of the holders of Common Stock.
                      10.1     1994 Stock Option Plan +
                      10.2     1997 Stock Option Plan +
                      10.3     1999 Employee Stock Purchase Plan as
                               amended and restated +
                      10.4     Employment Agreement by and between
                               Rockford Corporation and W. Gary Suttle +
                      10.5     Indemnity Agreement by and between
                               Rockford Corporation and W. Gary Suttle +
                      10.6     Letter Agreement by and between Rockford
                               Corporation and Best Buy Corporation **+
                      10.7     Joint Development and Supply Agreement
                               by and between Rockford Corporation and
                               Hyundai Electronics Industries Co., Ltd. **+

                      10.8     Form of Dealership Agreements +
                      10.9     Standard Industrial Commercial Multi-Tenant
                               Lease - Gross American Industrial Real
                               Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation +
                     10.9.1    Amendment to Standard Industrial Commercial
                               Multi-Tenant Lease - Gross American
                               Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation +
                      10.10    Standard Industrial Lease - Gross, and
                               amendments and addendum thereto, by and
                               between Cloyce Clark and Rockford
                               Corporation +
                    10.10.1    Amendment to Standard Industrial
                               Lease - Gross by and between Cloyce
                               Clark and Rockford Corporation +
                      10.11 Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc.
                               and Rockford Corporation +
                     10.11.1 Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford
                               Corporation +
                      10.12    Master Lease Agreement and amendments
                               thereto, by and between Banc One Leasing
                               Corporation and Rockford Corporation +
                      10.13 Loan and Security Agreement by and between Rockford Corporation and FINOVA Capital
                               Corporation +
                     10.13.1   Amendment No. 1 to Loan and Security
                               Agreement by and between FINOVA Capital
                               Corporation and Rockford Corporation +
                     10.13.2   Amendment No. 2 to Loan and Security
                               Agreement by and between FINOVA Capital
                               Corporation and Rockford Corporation +
                      10.14 Employee 401(k) Deferred Compensation Plan and amendments thereto +
                      10.15 Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation **+
                     10.15.1   Addendum to the Manufacturing and
                               Distribution Agreement by and between Path
                               Group, Inc., and Rockford Corporation. **+
                     10.15.2   Addendum to the Manufacturing and
                               Distribution Agreement by and between Path
                               Group, Inc. and Rockford Corporation **+
                      10.16    Product Sales Agreement by and between
                               Rockford Corporation and Avnet Electronics
                               Marketing **+
                      10.17    Convertible Subordinated Debenture
                               Amendment Agreement and Agreement to
                               Rename as Senior Notes +
                      10.18 Form of Senior Note due February 3, 1999 and Warrant +
                      10.19    Schedule for Senior Notes and Warrants +
                      10.20    Convertible Subordinated Debenture Purchase
                               Agreement +
                      10.21    Form of 8.5% convertible Subordinated
                               Debenture due May 1, 2002 +
                      10.22    Schedule for 8.5% Convertible Subordinated
                               Debentures+
                      10.23    Warrant issued to the Vrolyk Partnership
                               97-A to expire June 1, 2007 +
                      10.24    Services and Option Agreement by and
                               between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of Jon G. Bartol and Rockford
                               Corporation +
                      10.25 Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument
                               Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation +

                      10.26 Amendment of Services and Option Contract by and between W. Gary Suttle, Monument
                               Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation +
                      10.27    Consulting and Option Contract by and
                               between Rockford Corporation and Grisanti,
                               Galef & Goldress, Inc. +
                      10.28    Amendment and Renewal of Consulting and
                               Option Contract by and between Rockford
                               Corporation and Grisanti Galef & Goldress,
                               Inc. +
                      10.29 Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc. +
                      10.30 Letter from Timothy Bartol, General Partner for the Boulder Investors Partnership exercising rights under Bridge Loan conversion and Extension Agreement by and between Rockford Corporation and Boulder
                               Investors Ltd. Partnership, as successor to Caroline S. Bartol +
                      10.31 Fifth Amendment to Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors
                               Ltd. Partnership, as successor to Caroline
                               S. Bartol +
                      10.32    Bridge Loan Conversion and Extension
                               Agreement by and between Rockford
                               Corporation and Caroline S. Bartol +
                      10.33    Bridge Loan Agreement by and between
                               Rockford Corporation and Caroline S. Bartol +
                      10.34    1990 Restricted Stock Grant and Tax Loan
                               Agreement and Promissory Note +
                      10.35    Form of Indemnification Agreement +
                     10.35.1   Schedule for Indemnification Agreement +
                      10.36    FINOVA - Schedule of Loan and Security
                               Agreement +
                      10.39 Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation +
                       27      Financial Data Schedule for the Period ended
                               September 30, 2000

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

            *     Previously filed on August 11, 2000 with our
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

                                       ROCKFORD CORPORATION

Date:  November 13, 2000               By:/s/         James M Thomson
                                          --------------------------------------
                                                      James M. Thomson
                                       Vice President of Finance,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer and Duly
                                        Authorized Officer)

                                  EXHIBIT INDEX

                    EXHIBIT
                     NUMBER    DESCRIPTION OF EXHIBITS
                     ------    -----------------------
                       3.1     Articles of Incorporation +
                       3.2     Restated Bylaws as amended through
                               July 27, 2000 *
                      3.2.1    Amendment to Bylaws adopted by the Board
                               of Directors on July 27, 2000 *
                       3.3     Amendment to Articles of Incorporation
                               filed on January 12, 1988 +
                       3.4     Amendment to Articles of Incorporation
                               filed on May 12, 1999 +
                       3.5     Amendment to Articles of Incorporation
                               filed on May 17, 1999 +
                       3.6     Amendments to Bylaws adopted by the board
                               of directors on May 14, 1999 +
                       3.7     Amendment to Articles of Incorporation
                               filed on July 1, 1999 +
                       4.1     Specimen Common Stock Certificate +
                       4.2     Reference is made to the Articles of
                               Incorporation, as amended, and the Restated
                               Bylaws, as amended, filed as Exhibits 3.1,
                               3.2, 3.2.1, 3.3, 3.4, 3.5, 3.6 and 3.7 for
                               a description of the rights of the holders
                               of Common Stock.
                      10.1     1994 Stock Option Plan +
                      10.2     1997 Stock Option Plan +
                      10.3     1999 Employee Stock Purchase Plan as amended
                               and restated +
                      10.4     Employment Agreement by and between Rockford
                               Corporation and W. Gary Suttle +
                      10.5     Indemnity Agreement by and between Rockford
                               Corporation and W. Gary Suttle +
                      10.6     Letter Agreement by and between Rockford
                               Corporation and Best Buy Corporation **+
                      10.7     Joint Development and Supply Agreement by
                               and between Rockford Corporation and Hyundai
                               Electronics Industries Co., Ltd. **+
                      10.8     Form of Dealership Agreements +
                      10.9     Standard Industrial Commercial Multi-Tenant
                               Lease - Gross American Industrial Real
                               Estate Association Lease, and amendments
                               and addendum thereto, by and between
                               Rockford River LLC and Rockford Corporation +
                      10.9.1   Amendment to Standard Industrial Commercial
                               Multi-Tenant Lease - Gross American
                               Industrial Real Estate Association Lease,
                               by and between Rockford River LLC and
                               Rockford Corporation +
                      10.10    Standard Industrial Lease - Gross, and
                               amendments and addendum thereto, by and
                               between Cloyce Clark and Rockford
                               Corporation +
                      10.10.1  Amendment to Standard Industrial Lease -
                               Gross by and between Cloyce Clark and
                               Rockford Corporation +
                      10.11    Lease Agreement, and addenda thereto, by
                               and between Carbonneau Industries, Inc.
                               and Rockford Corporation +
                      10.11.1  Amendment to Lease Agreement by and between
                               Carbonneau Industries, Inc. and Rockford
                               Corporation +
                      10.12    Master Lease Agreement and amendments
                               thereto, by and between Banc One Leasing
                               Corporation and Rockford Corporation +
                      10.13    Loan and Security Agreement by and between
                               Rockford Corporation and FINOVA Capital
                               Corporation +
                      10.13.1  Amendment No. 1 to Loan and Security
                               Agreement by and between FINOVA Capital
                               Corporation and Rockford Corporation +
                      10.13.2  Amendment No. 2 to Loan and Security
                               Agreement by and between FINOVA Capital
                               Corporation and Rockford Corporation +
                      10.14    Employee 401(k) Deferred Compensation Plan
                               and amendments thereto +
                      10.15    Manufacturing and Distribution Agreement
                               by and between Path Group, Inc. and
                               Rockford Corporation **+
                      10.15.1  Addendum to the Manufacturing and
                               Distribution Agreement by and between Path
                               Group, Inc., and Rockford Corporation. **+

                      10.15.2  Addendum to the Manufacturing and
                               Distribution Agreement by and between Path
                               Group, Inc. and Rockford Corporation **+
                      10.16    Product Sales Agreement by and between
                               Rockford Corporation and Avnet Electronics
                               Marketing **+
                      10.17    Convertible Subordinated Debenture
                               Amendment Agreement and Agreement to Rename as Senior Notes +
                      10.18 Form of Senior Note due February 3, 1999 and Warrant +
                      10.19    Schedule for Senior Notes and Warrants +
                      10.20    Convertible Subordinated Debenture Purchase
                               Agreement +
                      10.21    Form of 8.5% convertible Subordinated
                               Debenture due May 1, 2002 +
                      10.22    Schedule for 8.5% Convertible Subordinated
                               Debentures+
                      10.23    Warrant issued to the Vrolyk Partnership
                               97-A to expire June 1, 2007 +
                      10.24    Services and Option Agreement by and
                               between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of Jon G. Bartol and Rockford
                               Corporation +
                      10.25 Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument
                               Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation +
                      10.26 Amendment of Services and Option Contract by and between W. Gary Suttle, Monument
                               Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation +
                      10.27    Consulting and Option Contract by and
                               between Rockford Corporation and Grisanti,
                               Galef & Goldress, Inc. +
                      10.28    Amendment and Renewal of Consulting and
                               Option Contract by and between Rockford
                               Corporation and Grisanti Galef & Goldress,
                               Inc. +
                      10.29 Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc. +
                      10.30 Letter from Timothy Bartol, General Partner for the Boulder Investors Partnership exercising rights under Bridge Loan conversion and Extension Agreement by and between Rockford Corporation and Boulder
                               Investors Ltd. Partnership, as successor to Caroline S. Bartol +
                      10.31 Fifth Amendment to Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors
                               Ltd. Partnership, as successor to Caroline
                               S. Bartol +
                      10.32    Bridge Loan Conversion and Extension
                               Agreement by and between Rockford
                               Corporation and Caroline S. Bartol +
                      10.33    Bridge Loan Agreement by and between
                               Rockford Corporation and Caroline S.
                               Bartol +
                      10.34    1990 Restricted Stock Grant and Tax Loan
                               Agreement and Promissory Note +
                      10.35    Form of Indemnification Agreement +
                      10.35.1  Schedule for Indemnification Agreement +
                      10.36    FINOVA - Schedule of Loan and Security
                               Agreement +
                      10.39 Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation +
                      27       Financial Data Schedule for the Period
                               ended September  30, 2000

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

            * Previously filed on August 11, 2000 with out Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

            ** Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment which was granted by the Commission.

            + Previously filed with registration statement effective April 19, 2000 and/or amendments thereto.