Form 10-K
period 2000-12-31
ROCKFORD CORP
filed 2001-03-13
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission File Number 000-30138

ROCKFORD CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Arizona	86-0394353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

546 South Rockford Drive

Tempe, Arizona 85281
(480) 967-3565
(Address and Telephone Number of Principal Executive Offices)

     Securities Registered Pursuant to Section 12(b) of the Act: None

      Securities Registered Pursuant to Section 12(g) of the Act: Common Stock ($.01 Par Value)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $29,247,640 as of March 1, 2001.

      There were 7,996,697 shares of Common Stock issued and outstanding as of March 1, 2001.

      Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be held on April 25, 2001 are incorporated by reference into Part III of this report. Exhibit 99.1 to this report is also incorporated by reference into Part I of this report.

ROCKFORD CORPORATION

FORM 10-K
DECEMBER 31, 2000

      The market value of our voting stock held by non-affiliates shown on the cover page is based on:

•	Our estimate of the number of shares held by non-affiliates. Our calculation is our best good faith estimate for purposes of this Annual Report on Form 10-K. Shares held by affiliates included all outstanding shares beneficially owned by our executive officers and directors. They also include shares held by any shareholder who beneficially owned more than 10% of our shares, as disclosed in this report, except that we have not included in shares held by affiliates the shares that may be beneficially owned by Quaker Capital Management Corporation in light of its disclaimer of beneficial ownership. We are not bound by this figure for any other purpose; and

•	$6.9375 per share, the price at which our shares were last sold on March 1, 2001, as reported by The NASDAQ Stock Market.

PART I

Item I.  Business

Forward-Looking Statements And Risk Factors

      We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, product development, business strategy (including the possibility of future acquisitions), continued acceptance and growth of our products, dependence on significant customers and suppliers, and the adequacy of our available cash resources. They may contain projections of results of operations or of financial condition. You may identify these statements by our use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.

      Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on our forward-looking statements, which speak only as at the date on which they are made. Our actual results may differ materially from those described in our forward-looking statements. We disclaim any obligation or undertaking to update or revise our forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.

      When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report and in Exhibit 99.1, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price,” which is incorporated in this report by this reference. The risk factors noted throughout this report, particularly in the discussion in Exhibit 99.1, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

Our Business

      Rockford Corporation designs, manufactures and distributes high-performance audio systems for the car, professional, and home theater audio markets. Our car audio products are sold primarily in the worldwide car audio aftermarket to consumers who want to improve their existing car audio systems. We market our car audio products under our Rockford Fosgate and Lightning Audio brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers and accessories. Based on 2000 dollar sales, we rank first in U.S. market share for car audio amplifiers and fourth for car speakers. Under our Hafler brand, we market amplifiers and speakers in the professional audio market. We plan to begin selling Fosgate Audionics home theater products later this year.

      We believe our ability to deliver innovative and technologically advanced products appeals to our consumers’ desires for distinctive, leading-edge products and powerful, high-quality sound. We continue to develop new products to capitalize on improvements in digital technology that have increased demand for high-performance audio products. Our Rockford Fosgate, Lightning Audio and Hafler products have won numerous consumer and industry awards.

Our Brands

      Our marketing and product development efforts are designed to enhance our brand images and generate increased loyalty among our consumers in each segment and among the retailers who sell our products. We market our products under the following brands:

•	Rockford Fosgate. We believe Rockford Fosgate is one of the most preferred high-performance car audio brands. According to NPD Intelect Market Tracking, based on dollar sales in 2000, our Rockford Fosgate brand ranks first in U.S. market share for car audio amplifiers and fourth for speakers. We believe our core consumers, 16-24 year old males, view Rockford Fosgate as the “coolest” car audio brand. Many of these consumers devote a significant portion of their time and disposable income to their car audio systems. We target these consumers by offering distinctive, leading-edge products and powerful, high-quality sound supported by aggressive grass roots marketing.

Many of our core consumers are extremely loyal to our Rockford Fosgate brand and proudly display our logos on their cars and clothing. Our Rockford Fosgate products are marketed under four brand names: (1) Punch — the brand for the majority of our amplifiers, subwoofers, speakers and source units; (2) Punch Power — the brand for the highest performing car audio products we offer; (3) Connecting Punch — a full line of car audio installation accessories; and (4) Punch Sport — promotional items and clothing.

•	Lightning Audio. In June 1999, as part of our growth strategy to develop additional brands, we acquired Lightning Audio, a manufacturer and distributor of car audio accessories. In addition to continuing to market accessories under this brand, we acquired Lightning Audio with a view toward marketing a complementary line of car audio products under the Lightning Audio brand. In January 2000, at the Consumer Electronics Show, we introduced amplifiers and subwoofers under the new Strike brand. At the 2001 Consumer Electronics Show, we expanded the product offering under the Strike brand by introducing a new line of full-range speakers. Additionally, we introduced new lines of amplifiers and subwoofers under the Bolt and Storm brands. The products under these three Lightning Audio brands are more moderately priced than our Rockford Fosgate products. Also under the Lightning Audio brand we have introduced the InstallEdge.com business-to-business brand that will offer back shop supplies to car audio installation shops, custom home audio installers and marine outfitters.

•	Hafler. We sell high-performance amplifiers and speakers to the professional audio market under our Hafler brand. Recording studios, broadcast studios, movie theaters, concert facilities, stadiums and touring bands use our Hafler professional audio products.

•	Fosgate Audionics. We recently acquired the Fosgate Audionics brand and entered into a consulting agreement with the brand’s founders for engineering and product development services. We plan to distribute home theater speakers and electronic products under the Fosgate Audionics brand through conventional retail channels. Our target dealers for this brand are specialty audio and home theater stores.

Our Industry

  Car Audio

      For over 20 years, Rockford Fosgate has been the brand of choice among our core consumers, 16-24 year old males. Many of these consumers devote a significant portion of their time and disposable income to their car audio systems. We believe our core consumers perceive Rockford Fosgate as the “coolest” car audio brand and we target our message to them using aggressive grass roots marketing. As a result of our consumers’ loyalty, we believe Rockford Fosgate has generated loyalty among the retailers who use our brand, products and distinctive marketing programs as a “pull” brand to attract these consumers.

      In June 1999, as part of our growth strategy to develop additional brands, we acquired Lightning Audio, a manufacturer and distributor of car audio accessories. In January 2000, at the Consumer Electronics Show, we introduced a line of high-performance amplifiers and subwoofers under the Lightning Audio brand Strike, that are more moderately priced than our Rockford Fosgate products. Our Lightning Audio Strike amplifier won an EIA/ CES Innovation Award at the 2000 Consumer Electronics Show. At the January 2001 Consumer Electronics Show we introduced new lines of amplifiers and subwoofers under the Bolt and Storm brands. Lightning Audio won two EIA/ CES Innovation Awards for a Bolt amplifier and Storm subwoofer at the 2001 Consumer Electronics Show.

      In January 2001 we agreed with Nissan North America to develop a Rockford branded OEM system for three new Nissan vehicles for model year 2002. These vehicles will begin selling in the summer of 2001. Rockford Fosgate systems will be standard in Nissan’s Xterra SE and optional in the Xterra XE, the Frontier Crew Cab, Supercharged Frontier Crew Cab and the Sentra SE-R. Rockford’s OEM systems installed in these vehicles will include a radio/ CD player, speakers and an amplifier.

      We currently sell our car audio products in the U.S. through approximately 2,300 independent retail stores, including specialty dealers, audio/video retailers, national consumer electronics retailers and catalog merchants. Internationally, we sell our car audio products in over 60 countries through independent distributors and sales representatives. We believe the Rockford Fosgate brand is as widely recognized in many parts of the world as it is in the U.S.

  Professional Audio and Home Theater

      Recording studios, broadcast studios, movie theaters, concert facilities, stadiums and touring bands use our Hafler professional audio products. Our amplifiers and powered speakers are designed for use in recording studios. We believe our ability to meet the needs of this demanding niche positions us well for expansion into other segments of the professional audio market.

      We are developing a full line of home theater products under the brand Fosgate Audionics. We acquired the Fosgate Audionics brand from its creators, Jim Fosgate and Charles Wood, pioneers in the development of surround sound applications for home theater use. Our home theater line will use technology from our Hafler brand and we believe our home theater products will benefit from the strong reputation of our Hafler brand. We plan to distribute our Fosgate Audionics home theater line through conventional retail channels.

  Our Growth Strategy

      Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high-performance audio products in the world. Each element of our strategy is intended to enhance and reinforce the global brand images of Rockford Fosgate, Lightning Audio, Hafler and Fosgate Audionics among consumers and retailers. Key elements of our growth strategy are to:

•	Continue to introduce new and technologically innovative products;

•	Acquire and develop additional audio brands, taking advantage of our technology and distribution strengths;

•	Broaden our distribution by entering new distribution channels and increasing penetration of our existing distribution channels;

•	Capitalize on our worldwide brand recognition to increase sales in international markets; and

•	Expand our professional audio business and enter the home theater market.

As a result of our strong brands and growth strategy, we believe we can grow our business significantly and become a much larger participant in the worldwide car, professional and home theater audio markets.

Our Products

  Percent of Sales by Product Class

      Our sales since 1998 were divided among our principal product classes as shown in the following table:

	Year Ended December 31,

	1998	1999	2000

Product Class:

Amplifiers	49.7%	45.5%	43.9%

Speakers	32.2	33.1	35.1

Accessories	7.6	11.8	14.2

Others(1)	10.5	9.6	6.8

Total	100.0%	100.0%	100.0%

(1)	Includes source units and other products of which no single product class accounted for more than 10% of our sales in any of these periods.

      Financial information about operating and geographic segments required to be included in this report is incorporated by reference to Note 13 of the Notes to our Consolidated Financial Statements set forth at page 41 of this report.

  Car Audio

      We offer a full line of high-performance car audio products consisting of the following:

•	Amplifiers. Power amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Power amplifiers are essential for a high-performance car audio system and are typically not part of a standard factory installed system. We also include signal processors as part of the amplifier category. Signal processors accept input from a source unit, modify the signal to enhance performance and deliver the modified signal to one or more amplifiers. For specialized applications, we sell stand-alone signal processors that are not integrated into an amplifier.

•	Speakers. Speakers accept a signal from a source unit or amplifier and translate it into sound. There are two categories of speakers: those eight inches or greater in diameter are considered subwoofers and are designed to play lower (bass) frequencies; and those less than eight inches in diameter are considered speakers and are designed for higher frequencies. Aftermarket speakers and subwoofers provide dramatically improved sound quality compared to most factory-installed car audio systems and are often the single most important improvement consumers can make to their car audio systems.

•	Source Units. Source units are the control center for a car audio system. Typically mounted in the dash of the car, source units provide input signals, including AM/ FM radio and compact disc players. Most of our source units also have the ability to control a separate CD or MP3 changer.

•	Accessories. Accessories include amplifier installation kits, interconnect and speaker cables, carpet and fabric surface applications, stiffening capacitors and battery clamps.

      Under our Rockford Fosgate brand we currently offer the following products:

Amplifiers:	• 26 models of power amplifiers under our Punch and Punch Power brands, with rated power from 100 to 1,100 watts, and minimum advertised prices from $149.95 to $1,329.95. Our amplifiers include 1, 2, 4 and 5 channel alternatives, giving consumers the ability to select an optimum configuration for their system;
• Four models of stand alone signal processors, with minimum advertised prices from $99.95 to $719.95. The newest of these processors is a surround sound processor, designed by Jim Fosgate and able to produce surround sound in the car from any 2 channel source;

Speakers:	• 88 models of speakers and subwoofers under our Punch brand, with minimum advertised prices from $59.95 to $549.95;

Source Units:	• Five models of source units, with minimum advertised prices from $229.95 to $499.95. Our top of the line source unit offers on-board audio and video switching, allowing the consumer to play a video player, DVD player, video game system, or other component through the unit without need for an accessory switch;
• One 8-disc CD changer, with a minimum advertised price of $299.95;

Accessories:	• Over 420 different accessories, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors;
• Various promotional materials and clothing under our Punch Sport brand name.

      Under our Lightning Audio brand we currently offer the following products:

Amplifiers:	• Fourteen power amplifier models, with rated power from 60 to 1,300 watts and minimum advertised prices from $149.95 to $699.99;

Speakers:	• 22 speakers and subwoofers, with minimum advertised prices from $89.99 to $199.99;

Accessories:	• Over 1,000 different accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits;
• Various promotional materials and clothing under our Urban Industrial Gear brand name.

      Our products have won numerous consumer and industry awards, including Autosound Grand Prix awards in every year from 1987 through 2000, EIA/ CES Innovation Awards at the Consumer Electronics Shows in every year from 1997 through 2001 and European Car Audio Press awards in 1997 and 1998. Our Punch Power 1100a2 power amplifier was awarded the Car Sound 1999 Voice of the People award by vote of the readers of Car Sound magazine.

  Professional Audio

      We sell professional audio amplifiers and speakers under the Hafler brand. Recording studios, broadcast studios, movie theaters, concert facilities, stadiums and touring bands use our professional audio products. Due to manufacturing and technical similarities with our car audio products, many processes and technologies are shared and developed across our brands.

      Under our Hafler brand we currently offer the following professional audio products:

Amplifiers:	• Six power amplifier models, with rated power from 110 to 1,000 watts and suggested retail prices from $569 to $2,200; and

Powered Speakers:	• Three powered monitors and two powered subwoofers, which are speakers with integrated amplifiers, with suggested retail prices from $625 to $795.

      Our Hafler products won awards from Pro Audio Review in 1996 and 1997, and Mix Magazine in 1996 and 1998, as well as receiving the EQ Award in 1997 and Electronic Musician Editor’s Choice Award in 1999 and in 2000.

  Home Theater Audio

      We are developing a complete line of home theater products under our new Fosgate Audionics brand. Our Fosgate Audionics products are expected to include two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers. These will replace the home theater speakers we sold over the internet under our Hafler brand during 2000 and early 2001.

  New Products

      On January 3, 2001, we announced the redesign and launch of a majority of our brand product lines for 2001. This follows the 1999 introduction of six digital technology products. Our core Rockford Fosgate line of amplifiers and sub-woofers, our Lightning Audio line of entry-level performance systems and our new Fosgate Audionics brand all featured new technologies and products. These new products were introduced at the Consumer Electronics Show in Las Vegas in January 2001.

      On January 2, 2001, we announced our agreement with Nissan North America to develop a Rockford branded OEM system for three new Nissan vehicles for model year 2002. These vehicles will begin selling in the summer of 2001. Rockford Fosgate systems will be standard in Nissan’s Xterra SE and optional in the Xterra XE, the Frontier Crew Cab, Supercharged Frontier Crew Cab and the Sentra SE-R. Rockford’s OEM systems installed in these vehicles will include a radio/ CD player, speakers and an amplifier.

      On January 6, 2001, we announced our acquisition of the brand Fosgate Audionics. We have entered into a consulting agreement with the brand’s founders for engineering and product development services. We plan to distribute home theater speaker and electronics lines under the Fosgate Audionics brand through conventional retail channels via a nationwide manufacturers representative network. Our target dealers are specialty audio and home theater stores that follow a Home Theater Specialists of America buying group profile.

      On January 6, 2001, we announced the launch of InstallEdge.com, a division that offers installation parts to home, mobile and marine audio dealers. InstallEdge’s core business is back shop supplies that are used by car audio install shops, custom home installers and marine outfitters.

Engineering And Development

      Research and development is a primary focus of our business because of the heavy demand by our core consumers for leading-edge products. We focus our research and development efforts primarily on enhancing current products and developing new products. Our expenditures for research and development were approximately $1.9 million, $2.3 million and $2.8 million in 1998, 1999 and 2000, respectively.

      As at December 31, 2000, our research and development staff consisted of 13 design engineers, as well as other support staff, dedicated to product development and who coordinate their efforts with:

•	Our sales group to identify features consistent with market requirements and our brand image;

•	Our manufacturing staff to develop and build products more efficiently;

•	Our product support staff to identify weaknesses in our existing products and to help re-design them; and

•	Our customers, both at the retailer and consumer level, to help us better understand their needs and preferences and incorporate them into our products.

      As a result of these efforts, we have reduced product development time-to-market from up to 24 months to an average of six to nine months. By contrast, we believe that most of our competitors average over 12 months. Our objective is to introduce new products or re-engineer at least one-third of our existing product line annually. In 2000, 23% of our net sales were generated by sales of new or re-engineered products.

      Part of our research and development efforts seek to create a reserve base of technologies and innovations that are available to our engineers for use in the product development process. As a result, we believe we can readily respond to changing demand and effectively execute our marketing plans by introducing new products and by adding features to our existing products. Examples of product innovations that have been or are being developed from this reserve technology base include:

•	Powered speakers, which are speakers that include an integrated amplifier;

•	Remote bass and speaker controls;

•	Active cross-overs that allow consumers to tailor our amplifiers to their systems’ needs;

•	Digital amplifiers that incorporate a more efficient circuit design;

•	Surround sound processors for the car and home;

•	Materials improvements that increase the durability and performance of our products; and

•	Digital signal processing technology.

Sales, Marketing And Distribution

      Our sales and marketing efforts are designed to enhance our brands by projecting an image that appeals to consumers who appreciate brand authenticity and value. We believe that the combination of our hard-hitting advertising campaigns with our rugged and durable product offerings has created worldwide recognition and loyalty among our core consumers. Our products are promoted with advertisements in car audio magazines, newspapers and other publications as well as on television, radio and the internet. We participate in trade and consumer shows, support users of our products in auto sound competitions, and supply promotional prizes and giveaways.

      Our primary sales and marketing activities are listed below:

•	Making regular calls to dealers and providing them with demonstration products, point-of-purchase displays and other marketing materials;

•	Initiating targeted advertising in periodicals read by our potential consumers;

•	Training dealer installation personnel at our Rockford Technical Training Institute;

•	Participating in rule making for, and providing technical and product support to, auto sound competitions;

•	Participating in related professional and consumer trade shows; and

•	Maintaining product and brand information for consumers and retailers on our web sites.

      We consider our advertising to be hard-hitting because our advertisements are intense, frequent and intended to excite our core consumer. We use visual advertisements and booming sound bites in our audio campaign to promote the power, quality and intensity of our products.

      Our corporate web site, located at www.rockfordcorp.com, and our brand sites www.rockfordfosgate.com, www.lightningaudio.com and www.hafler.com, offer consumers and retailers reliable and comprehensive information about our product offerings and consumer services. Because our core car audio consumers are among the most enthusiastic users of the internet, we believe expanded internet-based marketing will broaden our consumer reach, enhance our brand image and direct potential consumers to our retailers. Consumers can currently purchase Punch Sport promotional materials and clothing from our corporate web site. In addition, during 2000 and early 2001 we sold our Hafler home theater speakers over the internet both at our www.hafler.com web site and through authorized internet retailers.

  Car Audio Distribution

      We currently sell our car audio products in the U.S. to approximately 2,300 independent retail stores through 28 independent sales representative firms who identify, recruit and sell to dealers in their regions. Our representative firms, supported by our three in-house U.S. regional managers, employ a total of approximately 114 field personnel who make regular calls on dealers in their region. We have entered into one-year agreements with each of these firms under which we appoint them our sales representative for a specific territory and specific products under varying terms. We pay our independent sales representatives in the U.S. commissions based on sales of our products to independent retailers in their territory. Commission amounts range from 1% to 9% of sales depending upon product category, retailer involved in the purchase and achievement of quarterly sales targets.

      Our U.S. distribution system is composed of independent specialty dealers, audio/video retailers, consumer electronics chains and catalog merchants. Our dealers and distributors sign agreements under which we appoint them to serve a specific territory to distribute our products under varying terms. In early 1999, we launched our distribution program with Best Buy, one of the largest consumer electronics retailers in the U.S. Best Buy sells a limited selection of our products in all of its more than 400 stores nationwide. Our expansion into Best Buy is part of our strategy to distribute through additional channels. We believe our expansion into Best Buy will:

•	Further increase recognition of our Rockford Fosgate and Lightning Audio brands;

•	Distribute our products to a more diverse set of consumers;

•	Expand market share among our core consumers since many of them shop at Best Buy stores;

•	Expand our sales into geographic markets where we currently have little presence; and

•	Allow our specialty dealers to grow their sales by taking advantage of increased product visibility created by Best Buy’s advertising programs.

      Under our agreement, Best Buy provides to us (1) six-month rolling forecasts, updated monthly, (2) commitments to purchase products within 60 days and (3) purchase orders 30 days in advance of shipment. The payment terms generally require payment of invoices within 60 days. We review sales goals and orders with Best Buy monthly to determine whether goals are being met. The agreement is terminable at will and does not include any term or renewal provisions.

      We currently sell our car audio products in over 60 other countries using three in-house international sales people and independent distributors and sales representatives. Independent distributors purchase products from us and re-sell them to retailers in their designated territories. They assume inventory risks and take responsibility for warranty service in their territory.

      During 1999, we initiated a program to convert selected foreign markets to a one-step distribution system for our Rockford Fosgate products by switching to independent sales representatives. Independent sales representatives do not purchase products from us, but instead sell products on our behalf. Under this system, we remain responsible for inventory until an independent retailer purchases it, we are responsible for collecting accounts receivable from our dealers, and we retain responsibility for warranty service. This system allows us to sell directly to retailers rather than to distributors who further mark-up our products before selling them. We expect this transition to increase our penetration in these markets because commissions to independent sales representatives are less than the distributor mark-up, allowing us to reduce prices to the consumer while providing us with a higher gross margin. Because relatively high sales volumes are needed to justify the use of independent sales representatives, we anticipate continuing to distribute through distributors in smaller territories. To date, we have successfully completed the conversion to the one-step distribution system in Canada, Germany, Austria and Japan.

  Professional Audio and Home Theater Distribution

      In the U.S., we sell professional audio products primarily through sales representatives, who sell to small specialty musical instrument and recording dealers and to larger retail chains, such as Guitar Center and Sam Ash. Larger recording studios, sports arenas and large commercial installations tend to bypass traditional retail channels and purchase from contractors or audio engineers responsible for the design of systems for these large projects. Similarly, retail stores and home contractors often sell professional audio equipment for installation in larger home-theater applications. Our professional products are used in these applications and we are attempting to increase Hafler’s penetration in these markets. We also sell Hafler professional audio products internationally, through approximately 36 independent distributors in over 36 countries.

      We plan to distribute Fosgate Audionics home theater products through conventional retail channels via a nationwide manufacturers representative network. Our target dealers for this brand are specialty audio and home theater dealers, particularly those who follow a Home Theater Specialists of America buying profile.

Competition

      Our markets are very competitive, highly fragmented, rapidly changing and characterized by price competition and, in the car audio market, rapid product obsolescence. Rockford competes in the car audio market on the basis of brand recognition, innovation and technology, quality and reliability, breadth of product line, distribution capabilities and price. Competition comes predominantly from two categories:

•	Specialty audio suppliers. These companies generally compete in specific market niches on the basis of brand image, quality and technology. However, many of these companies are undercapitalized, lack the buying power necessary to develop cost efficiencies and lack the infrastructure to efficiently source raw materials, manufacture components and systems, and distribute finished products; and

•	Large consumer electronics companies. These companies offer car audio products as part of their broad consumer electronics lines. They have efficient operations but are volume-driven and generally do not respond as quickly to changing consumer preferences, as do smaller specialty suppliers. Consumer perception of the quality of their products is often not as high, frequently resulting in lower brand image and profit margins. These companies tend to focus on the larger market segments, such as source units, and generally do not focus on the smaller market segments, such as amplifiers and subwoofers.

      Some of our competitors have greater financial, technical and other resources than we do and many seek to offer lower prices on competing products. To remain competitive, we believe we must regularly introduce new products, add performance features to existing products and limit increases in prices or even reduce prices. Our principal competitors within our product lines are listed below:

•	Car Audio Amplifiers: Alpine, Jensen, Kenwood, Kicker, MTX, Orion, Phoenix Gold, Pioneer, Precision Power and Sony;

•	Car Audio Speakers: Blaupunkt, Boston Acoustics, Infinity, JBL, Jensen, JL Audio, Kenwood, Kicker, MTX, Pioneer, Polk and Sony;

•	Car Audio Source Units: Alpine, Blaupunkt, Clarion, Fujitsu Eclipse, Kenwood, Pioneer and Sony;

•	Car Audio Accessories: Monster Cable, Phoenix Gold and Stinger; and

•	Professional Audio Amplifiers and Speakers: Crest, Crown, Eastern Acoustic Works, Mackie Designs, Peavy, QSC and Tannoy.

      According to NPD Intelect Market Tracking, based on U.S. dollar sales in 2000, we rank:

•	First among our competitors in car audio amplifiers; and

•	Fourth among our competitors in car audio speakers.

      We believe we have a significant share of the market for professional amplifiers in recording studios and a small share in the remainder of the professional audio market, but do not have information allowing us to rank ourselves in those markets.

      We also compete indirectly with automobile manufacturers, who may improve the quality of original equipment sound systems, reducing demand for aftermarket car audio products. They may also change the designs of their cars to make installation of our products more difficult or expensive.

Manufacturing

      We believe our efficient production, sourcing and distribution capabilities make us one of the preferred suppliers in the car audio aftermarket.

      We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan.

      In 1999, Hyundai Electronics signed a four-year joint development agreement with us to supply all of the source units we resell under the Rockford Fosgate brand. Hyundai manufactures source units in accordance with our specifications. Under the agreement, we agreed to develop jointly and then purchase source units from Hyundai on an exclusive basis, provided that Hyundai could demonstrate to us successful commercial production of the units. We set development and production milestones which Hyundai successfully met. We paid Hyundai a development fee and agreed to provide, at Hyundai’s expense, personnel and equipment to assist Hyundai’s development of the source units according to our specifications. The agreement obligates us to place monthly purchase orders with Hyundai and is subject to cancellation charges for partially or totally cancelled orders. The agreement commenced April 8, 1999, and expires July 31, 2003. As at December 31, 2000, we had paid to Hyundai approximately $5.5 million under the agreement, which includes pre-contract development costs.

      Other third parties manufacture our full-range speakers and various components according to our design specifications. Most of our products use standard parts and components that can be purchased from multiple sources. In a few instances, however, components or products are sourced from one or a small number of suppliers, as is the case with source units acquired from Hyundai. We also relied on Avnet, Inc. for approximately 14.5% of our inventory purchases during 2000. We believe alternative sources are available for all of our products. While we do not have guaranteed supply arrangements with any of our suppliers, other than Hyundai, we have never experienced an inability to obtain necessary components or other raw materials. We believe that our sourcing and supply of components and other raw materials are adequate for our needs.

      We use cellular manufacturing processes and just-in-time supply management in all our manufacturing facilities. Cellular manufacturing provides flexibility and efficiency because any cell can manufacture any product, depending on market demand. Lot sizes are small and feedback from the manufacturing process is quick. We use advanced surface mount technology in our electronics manufacturing. Surface mount technology is accurate, increases the density of circuits and reduces labor content. Our flexible manufacturing and in-house engineering capabilities are a key part of our efforts to shorten lead times from concept to production, respond rapidly to changing demand and reduce our parts and raw materials inventory. Both of our facilities focus on continuous improvement, with quality control embedded in the manufacturing process. The result has been improved flexibility, increased efficiency and greatly improved cycle times.

      Since 1998, we have shifted from purchasing parts and materials solely in the U.S. to purchasing from the best suppliers available to us worldwide. This global sourcing initiative was a critical shift in our raw materials strategy, allowing us to deliver high quality, low-cost goods that are competitive with those offered by our U.S. and international competitors. Global sourcing of our component parts provides us the best total cost suppliers and introduces us to worldwide technologies and materials. Suppliers in Korea and China build our Lightning Audio amplifiers and speakers to our specifications.

Intellectual Property

      We rely upon a combination of trade secret and trademark laws, non-disclosure agreements and patents to protect our proprietary rights. We have registered many trademarks and trade names both in the U.S. and internationally and are committed to maintaining and protecting them. We believe our trademarks and trade names are material to our business and are well known among consumers in our principal markets. Our principal trademarks and trade names include:

• Rockford Fosgate®
• The Punch®
• Connecting Punch®
• Lightning Audio®
• Strike™
• Storm™
• Bolt™
• InstallEdge.com®
• Fosgate Audionics®
• Hafler®
• Practice Safe Sound®
• Car Audio for Fanatics®
• Punch Sport®
• Urban Industrial Gear™
• Our “Diamond R” logo

Our Growth Strategy

Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high-performance car and professional audio products in the world. Each element of our strategy is intended to enhance and reinforce the global brand images of Rockford Fosgate, Lighting Audio, Hafler and Fosgate Audionics among consumers and retailers. Key elements of our growth strategy are to:

Introduce New and Innovative Products. We must remain on the forefront of technological development because our consumers demand high-performance and technologically advanced features in their audio products. We intend to take advantage of the strength of our Rockford Fosgate, Lightning Audio, Hafler and Fosgate Audionics brands by continuing to introduce new and innovative products. We believe our ability to deliver innovative products to market, with a product design process that allows us to begin selling new products within six to nine months after initial design work begins, appeals to consumers’ desires for leading-

edge products and provides a significant competitive advantage. In recent years, this strategy has been effective both in launching our new products and increasing sales of our core products. In January 2001, at the Consumer Electronics Show, we announced the redesign and launch of nearly 80% of our brand product lines. Highlights of the new products and technology include:

For Rockford Fosgate:

•	Five new source units;

•	New technology or cosmetic upgrades for all amplifiers;

•	New Class bd amplifiers from 500 to 1500 watts;

•	A redesign of key subwoofer products for our Punch brand;

•	The new Power HX2, the highest performance subwoofer we have ever made;

•	A relaunch of the Punch brand full-range coaxial speakers; and

•	A re-design of the f’nX component speaker systems.

For Lightning Audio:

•	Two new lines of Strike brand speakers;

•	Two new high-power amplifiers for the new Storm brand;

•	New entry-level amplifiers and woofers for the Bolt brand;

•	New accessory products for the Bolt and Strike brands; and

•	Storm accessories, Lightning’s “flagship” brand of power distribution accessories.

We are developing products to add video capabilities to our Rockford Fosgate car audio systems, with the goal of allowing our consumers to watch DVD movies in their cars. For Hafler, we have recently introduced a new C-Series amplifier line designed for touring and cinema use. We are developing a new line of home theater products under our Fosgate Audionics brand. We expect this line will include initially two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers.

Acquire and Develop Additional Audio Brands. We intend to continue to look for opportunities to add new brands through acquisition or internal development. We believe that the introduction of additional brands will enable us to take advantage of our distribution capabilities and our strengths in advanced technology design and development. We also believe that offering additional brands with different price points and target market segments will enable us to extend our product range, complement our existing distribution channels and broaden our customer base.

As part of this strategy, we acquired Lightning Audio in June 1999 and have developed new car audio products to be marketed under this brand at more moderate price points than our Rockford Fosgate products. We also acquired the Fosgate Audionics brand in late 2000 and are developing a new line of home theater products for sale under this brand. We believe that we have substantial opportunities to acquire car, home and professional audio brands that will complement our existing brand portfolio and continue to explore possible opportunities in this regard.

Broaden Our Distribution. We intend to broaden the distribution of our products by entering new distribution channels and increasing our penetration of our existing distribution channels. We have recently increased our channels of distribution, focusing on some of the fastest growing retailers in the U.S. In August 1998, we entered the catalog-retailing channel through Crutchfield, a catalog retailer of consumer electronics in the U.S. In early 1999, we entered the national consumer electronics-retailing channel through Best Buy. We intend to increase our penetration of these channels as well as our specialty dealer and audio/video retailer channels by expanding the breadth of our products that these retailers sell and by selectively adding new dealers within these channels. As we broaden the distribution of our products, we will adhere to our strategy of selective distribution. We believe selective distribution fosters retailers’ loyalty to our brands, enhances retailers’ profit margins and encourages retailers to carry a broad range of our products.

Capitalize on International Opportunities. We believe that the Rockford Fosgate brand name is as widely recognized in many foreign countries as it is in the U.S. We intend to aggressively expand Rockford Fosgate, Lightning Audio and Hafler in international markets. Recently, we initiated a strategy of moving to a one-step distribution system for Rockford Fosgate products in larger international markets by converting selected distributors into independent sales representatives, allowing us to sell directly to retailers. We expect these measures to increase our sales in these markets by allowing us to better compete through lower distribution costs and reduced prices to the consumer. We currently sell our car audio products directly to retailers in Canada, Germany, Austria and Japan, and through independent distributors in over 60 other countries.

Expand Our Professional Audio Business and Enter the Home Theater Market. Our Hafler professional audio products are designed for use in recording studios, a small but demanding segment of the professional audio market. We believe our strength in this niche market positions us well for expansion into other professional audio segments if we introduce new products that address the needs of those segments. For example, our new C-Series amplifiers are designed for touring and cinema users who need higher-powered amplifiers with lower weight. We believe that sales of Hafler professional products will increase substantially if we devote additional resources to the development and distribution of new products.

Under our new Fosgate Audionics brand we are developing a line of home theater products, including two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers. These products will replace the Hafler home theater speakers that we sold over the internet during 2000 and early 2001. We intend to sell our new Fosgate Audionics products through traditional retail channels.

Significant Customers And Seasonality

Best Buy is a significant customer of Rockford. We began selling a limited selection of our products to Best Buy in early 1999 and currently sell to each of its more than 400 stores nationwide. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. During 2000 Rockford was Best Buy’s number two supplier of mobile audio equipment, representing over 10% of Best Buy’s mobile audio sales. Rockford was featured in Best Buy’s $15 million national mobile audio advertising campaign in 1999. Best Buy accounted for 19.9% of our sales for 1999 and 16.7% of our sales for 2000. We anticipate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

Best Buy also generally helps us to smooth our normal sales seasonality. For our specialty and audio-video dealers, our peak selling season is in the spring and summer and our slowest season is typically in the fourth quarter. We believe that we experience this seasonality because our core 16-24 year old consumers tend to buy car audio products during the spring and summer when they are on semester breaks and when generally more favorable weather facilitates installation of our products. Best Buy sales, while strong in May and June, are not as concentrated among our core consumers and are also strong in the fourth quarter. We believe that our sales to Best Buy should smooth the seasonality of our car audio sales and help moderate the stress that highly seasonal sales place on our operations and financial results.

Best Buy is not obligated to any long-term purchases of our products and has considerable discretion to reduce, change or terminate its purchases of our products. The loss of Best Buy as a customer or significant reductions in its purchases of our products would reduce our sales.

Product Support

To maintain and enhance our relationships with retailers, we provide numerous support services, including product and installation training, sales training and technical and customer service support. Our web site provides comprehensive and valuable information for dealers and distributors, including product schematics, ad layouts and logos.

Our Rockford Technical Training Institute, one of the first and most advanced of its kind in our industry, trains approximately 2,000 retail sales and installation personnel per year on installation, sales and marketing techniques that help them sell car audio products. In addition, our instructors and demonstration vehicles travel worldwide hosting dealer instruction seminars.

Our products carry standard warranties against defects in material and workmanship, and we will either repair or replace any product that fails to meet this warranty. We offer repair services for products that are no longer covered under the original warranty. For our U.S. customers, we have in-house customer service, repair and technical support personnel who provide general company information, installation support, troubleshooting and system design assistance. We provide a unique rapid factory direct repair program that repairs and ships products within 24 hours of receipt, reducing retailer and consumer inconvenience if our products fail to perform properly.

For our international customers, we provide warranty and customer service to consumers in the countries where we sell direct to retailers. These countries include Canada, Germany, Austria and Japan. In other countries, our distributors provide customer service and warranty support.

Information Systems

We have a fully integrated system based on a Novell network, Oracle applications and databases, Microsoft Office applications and a Cisco infrastructure. Our information systems are designed to respond quickly to inquiries from our managers, employees, suppliers and customers. They are designed to support our efforts to:

•	Produce high-quality products;

•	Reduce working capital requirements;

•	Decrease the time to market for new products;

•	Deliver orders faster; and

•	Provide accurate and timely information.

Our information systems assist us in producing high-quality products quickly and affordably by providing immediate quality information about our business. Our advanced messaging systems collect feedback about product quality from our customer service department that we send directly to our engineering and manufacturing groups. This early customer feedback permits prompt adjustments and serves as an immediate indicator of our products’ market acceptance. Data on our servers is accessible to authorized employees for new product information and timely updates. Management has access to secured databases regarding the status, cost and projections for pending projects, enabling quick adjustments to scheduling and use of resources.

We have implemented web-based systems to provide accurate and timely information and allow our representatives, dealers and distributors to check the status of their orders at our secure internet site. We also have developed systems to accept orders from consumers over the internet for distribution of promotional accessories such as clothing. During 2000 and early 2001 we used these systems to distribute Hafler home theater speakers as well.

Employees

As at December 31, 2000, we had 515 total employees. At that date, in the U.S., 335 were engaged in manufacturing, 38 in research and development, 53 in sales and marketing and 60 in administration. We also had 29 employees working outside of the U.S. in various functions. We have never had a work stoppage and none of our employees are unionized. We believe our employee relations are good.

Environmental Compliance

Whenever possible, we avoid using hazardous materials in our production processes. Two chemicals used in our basic processes, lacquer and flux, are listed as hazardous materials by the U.S. Environmental Protection Agency. We use them in limited quantities in our production facility, taking care to see that they are stored, used and disposed of in the proper manner. We believe that compliance with federal, state, local and foreign provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings and competitive position. We do not anticipate material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

Item 2.  Properties

Our corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. We manufacture speakers at our facility in Grand Rapids, Michigan. We use warehouses strategically located in the U.S., Japan, Singapore and Germany that enhance our ability to serve our markets faster and more cost effectively than many of our competitors. The following table contains information about our facilities as at December 31, 2000, all of which are leased:

			Approximate
		Approximate	2000 Annual
Function	Location	Square Footage	Rental Expense	Lease Expiration

Corporate headquarters	Tempe, Arizona	15,000	$154,000	December 31, 2001

Manufacturing, research and development, and purchasing	Tempe, Arizona	22,000	143,000	December 31, 2001(1)

Warehousing, sales and customer service	Tempe, Arizona	25,000	163,000	December 31, 2001(1)

Warehousing and sales	Gilbert, Arizona	54,000	217,000	July 31, 2003

Manufacturing, research and development, purchasing and administration	Grand Rapids, Michigan	81,000	246,000	March 31, 2001(1)

Warehousing and sales	Japan	7,500	138,000	April 30, 2011

Warehousing	Singapore	9,000	127,000	January 31, 2002

Warehousing and sales	Germany	20,000	142,500	December 30, 2006

Total		233,500	$1,330,500

(1)	We have the right to extend these leases for one additional one-year term.

      After December 31, 2000:

•	We entered into a lease for an existing building, adjacent to our manufacturing and warehousing facilities in Tempe, Arizona, to which we plan to move our corporate headquarters, research and development, and certain manufacturing activities. This move is planned for March 2001. We are leasing 30,000 square feet in this building for an annual rental of approximately $201,000 and under a lease that expires on September 30, 2004; and

•	We entered into a lease for an existing building near our manufacturing and warehousing facilities in Grand Rapids, Michigan, to which we plan to move our Michigan warehousing operations. This move is planned for March 2001. We are leasing 45,000 square feet in this building for an annual rental of approximately $146,000 and under a lease that expires on February 29, 2004.

Item 3.  Legal Proceedings

      In 1998, Integrated Electronic Technologies (IET) alleged in correspondence that our patented TOPAZ circuit design infringed a patent of IET. The TOPAZ circuit is used in our higher-priced “Punch” line of car audio amplifiers and in our Hafler professional amplifiers. After several meetings with IET and its counsel during the spring and summer of 2000, we reiterated to IET our position that our TOPAZ circuit does not infringe on any of IET’s patents. IET did not communicate with us after the summer of 2000 until our counsel received a demand letter from IET’s new “litigation counsel” on March 1, 2001, stating that IET had filed a complaint relating to this claim but seeking to settle the matter before serving the complaint upon us. We have only just begun to evaluate the complaint, but we continue to believe that IET’s allegations are without merit and intend to defend this matter vigorously. Of course, if IET continues to pursue this matter we may incur substantial costs of defense and will be subject to the risks inherent in any litigation matter.

      In addition to the above, we are and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2000, we were not a party to any legal proceedings that we believe are material.

Item 4.  Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our shareholders during the fourth quarter of Fiscal Year 2000.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	High	Low

For the quarter ended:

December 31, 2000	$5.85938	$4.06250

September 30, 2000	$6.75000	$4.12500

June 30, 2000	$12.62500	$3.93800

      As at March 1, 2001, there were approximately 1,528 holders of record of our common stock.

      We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

Item 6.  Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the year ended September 30, 1996, and the three months ended December 31, 1996, when we changed our fiscal year end to December 31, derived from audited consolidated financial statements. The selected consolidated financial data for the years ended December 31, 1997, 1998, 1999 and 2000, are derived from our audited consolidated financial statements. The selected consolidated financial data for the year ended December 31, 1996, are derived from unaudited financial statements.

		Three
	Year	Months
	Ended	Ended	Year Ended December 31,
	September 30,	December 31,
	1996	1996	1996	1997	1998	1999	2000

	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Net sales	$81,144	$16,448	$82,937	$87,423	$87,577	$123,889	$144,640

Cost of goods sold	56,761	11,020	57,057	57,321	55,146	75,014	92,533

Gross profit	24,383	5,428	25,880	30,102	32,431	48,875	52,107

Operating expenses:

Sales and marketing	15,218	2,814	15,627	14,530	14,821	20,602	22,709

General and administrative	8,552	1,983	8,156	9,350	10,211	13,465	13,036

Research and development	1,448	292	1,372	1,576	1,876	2,277	2,831

Total operating expenses	25,218	5,089	25,155	25,456	26,908	36,344	38,576

Operating income (loss)	(835)	339	725	4,646	5,523	12,531	13,531

Interest and other expense, net	2,193	377	2,064	2,055	1,501	1,946	807

Income (loss) before tax	(3,028)	(38)	(1,339)	2,591	4,022	10,585	12,724

Income tax expense (benefit)	(1,025)	(19)	(407)	959	1,717	4,088	4,714

Net income (loss)	$(2,003)	$(19)	$(932)	$1,632	$2,305	$6,497	$8,010

Net income (loss) per share:

Basic	$(0.50)	$(0.01)	$(0.23)	$0.37	$0.52	$1.40	$1.17

Diluted	$(0.50)	$(0.01)	$(0.23)	$0.31	$0.41	$1.04	$1.00

Shares used to calculate net income (loss) per share:

Basic	4,040	4,394	4,114	4,401	4,412	4,641	6,864

Diluted	4,040	4,394	4,114	5,688	5,951	6,289	8,009

		December 31,
	September 30,
	1996	1996	1997	1998	1999	2000

	(in thousands)

Consolidated Balance Sheet Data:

Working capital	$11,063	$12,369	$9,592	$13,488	$21,219	$37,179

Total assets	34,423	31,420	29,234	37,307	52,147	66,918

Long-term debt and capital lease obligations	16,033	16,720	12,230	14,292	17,342	434

Total liabilities	33,644	30,629	26,766	32,369	39,390	20,586

Shareholders’ equity	779	791	2,463	4,907	12,757	46,332

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

  History

      Rockford was incorporated in 1980 to continue a high-performance car audio business founded in 1973 by car audio enthusiast Jim Fosgate. While Rockford developed a reputation for technical excellence, in the early 1990s Rockford’s financial performance deteriorated for a variety of reasons. Inefficient management and manufacturing resulted in high and volatile costs, excessive inventory, obsolete materials and finished goods and significant delays in new product development and delivery.

      Beginning in 1992, Rockford recruited a new management team, including Gary Suttle, our President and Chief Executive Officer. Mr. Suttle and his new management team:

•	Hired a number of experienced senior executives and mid-level managers;

•	Focused on profitability by establishing and implementing specific financial objectives through improved business processes and sophisticated management information systems;

•	Increased the number of new product introductions from seven in 1991 to 65 in 2000 while keeping the number of design engineers relatively constant;

•	Implemented new sourcing and manufacturing strategies, reducing product development time-to-market from up to 24 months to approximately six to nine months;

•	Implemented a more focused advertising and marketing strategy to further enhance the Rockford Fosgate, Lightning Audio, Hafler and Fosgate Audionics brand images; and

•	Discontinued or redesigned a number of unprofitable and marginally profitable product lines.

      Beginning in 1997, we began to realize the benefits of these management and operational changes and other investment in our infrastructure, resulting in increases in both operating and net income. We believe that we have the people, processes and systems in place to enable us to continue to grow profitably.

  Business

      We generated over 98% of our sales in 2000 from our car audio products.

      In the U.S., we sell our car audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in over 60 countries. In Japan (starting in 2001) and Germany (since 1999), we sell through wholly owned subsidiaries using commissioned independent sales representatives. In Canada (since 1999) and Austria (beginning in early 2000) we sell through commissioned independent sales representatives. In other countries, we have established relationships with independent distributors who purchase our products and resell them to retailers.

      In March 1999, we began selling to Best Buy. Best Buy accounted for 16.7% of our sales for 2000 and 19.9% for 1999 including its $4.4 million initial purchase of our products to stock its distribution channel in

1999. Our growth plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

      In June 1999, we acquired Lightning Audio, a manufacturer and distributor of car audio accessories. In addition to continuing to market accessories under this brand, we acquired Lightning Audio with a view toward marketing a complementary line of car audio products under the Lightning Audio brand. In January 2000, at the Consumer Electronics Show, we introduced amplifiers and subwoofers under the new Lightning Audio brand, Strike. In January 2001, at the Consumer Electronics Show, we expanded the product offering under the Strike brand by introducing a new line of full-range speakers. Additionally, we introduced new lines of amplifiers and subwoofers under two new Lightning Audio brands, Bolt and Storm. The products under these three Lighting Audio brands are more moderately priced than our Rockford Fosgate products.

Results of Operations

      The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Year Ended December 31,

	1998	1999	2000

Net sales	100.0%	100.0%	100.0%

Cost of goods sold	63.0	60.5	64.0

Gross profit	37.0	39.5	36.0

Operating expenses:

Sales and marketing	16.9	16.6	15.7

General and administrative	11.7	10.9	9.0

Research and development	2.1	1.9	2.0

Total operating expenses	30.7	29.4	26.7

Operating income	6.3	10.1	9.3

Interest and other expense, net	1.7	1.5	0.5

Income before tax	4.6	8.6	8.8

Income tax expense	2.0	3.4	3.3

Net income	2.6%	5.2%	5.5%

      Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of our products as well as warranty, warehousing and customer service expenses.

      Sales and marketing expenses primarily consist of salaries, sales commissions and costs of advertising, trade shows, distributor and sales representative conferences and freight.

      General and administrative expenses primarily consist of salaries, facilities and other costs of our accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees and expenses associated with our business.

      Research and development expenses primarily consist of salaries associated with our research and development personnel.

  Geographic Distribution of Sales

      Since 1998, our sales by geographic region were as follows:

	Year Ended December 31,
				%
Region(1)	1998	1999	2000	2000

	(in thousands)

United States	$70,016	$105,482	$121,375	84.0%

Other Americas	4,905	5,294	7,289	5.0

Europe	6,599	7,337	7,687	5.3

Asia	6,057	5,776	8,289	5.7

Total sales	$87,577	$123,889	$144,640	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

      In the following discussion, certain increases or decreases may differ due to rounding.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Sales. Sales increased by $20.7 million, or 16.7%, to $144.6 million for 2000 from $123.9 million for 1999. The increase in sales primarily was attributable to having a full year of sales for Lightning Audio, which we acquired in June 1999 and an increase in sales to car audio specialty dealers. Sales to car audio specialty dealers increased by $9.5 million, or 11.8%, to $90.2 million for 2000 from $80.7 million for 1999. This increase primarily was due to improved market conditions in the first half of 2000, enhanced incentive programs and the launch of a competitively priced line of amplifiers and speakers. Best Buy accounted for $24.2 million, or 16.7%, of our sales for 2000, compared to $24.7 million or 19.9% of our sales for 1999.

      U.S. sales increased by $15.9 million, or 15.1%, to $121.4 million for 2000 from $105.5 million for 1999. U.S. sales of Lightning Audio products increased by $7.4 million, or 264.3%, to $10.2 million in 2000 from $2.8 million in 1999, reflecting a full year of accessory sales in 2000 and the addition of Lightning Audio speakers and amplifiers beginning in the second quarter of 2000. Additionally, U.S. sales to car audio specialty dealers increased by $6.9 million, or 10.9%, to $70.1 million for 2000 from $63.2 million for 1999. International sales increased by $4.8 million, or 26.1%, to $23.2 million for 2000 from $18.4 million for 1999. Sales in all international regions increased, however they were led by increased sales in Asia and Latin America as a result of these regions’ improving economic conditions during the first half of 2000.

      Cost of Goods Sold. Cost of goods sold increased by $17.5 million, or 23.3%, to $92.5 million for 2000 from $75.0 million for 1999. This increase was primarily due to increased sales. However, as a percent of sales, cost of goods sold also increased to 64.0% for 2000 from 60.5% for 1999. The reason for the increase as a percent of sales was primarily due to end-of-life discounting resulting in lower margin sales and product mix as the market shifted to lower priced and lower margined products during the second half of 2000.

      Sales and Marketing Expenses. Sales and marketing expenses increased by $2.1 million, or 10.2%, to $22.7 million for 2000 from $20.6 million for 1999. The increase was related to increased sales commissions as a direct result of higher U.S. sales. U.S. sales are direct to dealers and require commissions to be paid to our independent sales representatives. International sales have a higher portion of sales through independent distributors and, while those sales generally have a lower gross margin, they do not require commission payments. This increase is also due to increased headcount in our sales and marketing departments. As a percent of sales, sales and marketing expenses decreased to 15.7% for 2000 from 16.6% for 1999. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

      General and Administrative Expenses. General and administrative expenses decreased by $0.5 million, or 3.7%, to $13.0 million for 2000 from $13.5 million for 1999. The primary reasons for the decrease were a decrease in our financial performance-based employee incentive program and controlled operational spending.

As a percent of sales, these expenses decreased to 9.0% for 2000 from 10.9% for 1999. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

      Research and Development Expenses. Research and development expenses increased by $0.5 million, or 21.7%, to $2.8 million for 2000 from $2.3 million for 1999. This increase was primarily due to increased personnel and product development costs. As a percent of sales, these expenses increased to 2.0% for 2000 from 1.9% for 1999.

      Operating Income. Operating income increased by $1.0 million, or 8.0%, to $13.5 million for 2000 from $12.5 million for 1999. This increase primarily was attributable to our increase in Lightning Audio sales. The primary reasons for this increase are mentioned above. As a percent of sales, operating income decreased to 9.3% for 2000 from 10.1% for 1999. The primary reasons for this decrease are also mentioned above.

      Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense. Interest and other expense, net, decreased by $1.1 million, or 57.9%, to $0.8 million for 2000 from $1.9 million for 1999. Interest expense decreased in 2000 due to the repayment of our line of credit with proceeds from our initial public offering on April 20, 2000.

      Income Tax Expense. Income tax expense increased by $0.6 million to $4.7 million for 2000 from $4.1 million for 1999. The effective income tax rates were 37.0% for 2000 and 38.6% for 1999. The primary reason for this decrease in the effective tax rate was a decrease in foreign tax expense and a permanent lowering of state income tax rates.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net Sales. Sales increased by $36.3 million, or 41.5%, to $123.9 million for 1999 from $87.6 million for 1998. The increase in sales primarily was attributable to our sales to Best Buy. Including Best Buy’s $4.4 million initial purchase of our products to stock its distribution channel, Best Buy accounted for $24.7 million, or 19.9%, of our sales for 1999. In addition, total net sales to car audio specialty dealers increased by $7.4 million, or 10.1%, to $80.7 million for 1999 from $73.3 million for 1998. This increase primarily was due to improved market conditions, enhanced incentive programs and the launch of a competitively priced line of amplifiers and speakers.

      U.S. sales increased by $35.5 million, or 50.7%, to $105.5 million for 1999 from $70.0 million for 1998. Domestic sales to car audio specialty dealers increased by $7.1 million, or 12.7%, to $63.2 million for 1999 from $56.1 million for 1998. International sales increased by $0.8 million, or 4.5%, to $18.4 million for 1999 from $17.6 million for 1998. A decrease in sales in Asia and in Latin America as a result of these regions’ deteriorating economic conditions was offset by increased sales in Europe and Canada.

      Cost of Goods Sold. Cost of goods sold increased by $19.9 million, or 36.0%, to $75.0 million for 1999 from $55.1 million for 1998. Substantially all of the increase was due to increased sales. As a percent of sales, cost of goods sold decreased to 60.5% for 1999 from 63.0% for 1998. The primary reasons for the decrease as a percent of sales included improvement in global sourcing of raw materials and leveraging of fixed overhead due to increased production volume.

      Sales and Marketing Expenses. Sales and marketing expenses increased by $5.8 million, or 39.0%, to $20.6 million for 1999 from $14.8 million for 1998. The increase primarily was related to increased sales commissions as a direct result of higher U.S. sales. U.S. sales are direct to dealers and require commissions to be paid to our independent sales representatives. International sales have a higher portion of sales through independent distributors and, while those sales generally have a lower gross margin, they do not require commission payments. As a percent of sales, sales and marketing expenses decreased to 16.6% for 1999 from 16.9% for 1998. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

      General and Administrative Expenses. General and administrative expenses increased by $3.3 million, or 31.9%, to $13.5 million for 1999 from $10.2 million for 1998. The primary reasons for the increase were an increase in our financial performance-based employee incentive program, additional expenses from Lightning

Audio operations and increased personnel expenses. As a percent of sales, these expenses decreased to 10.9% for 1999 from 11.7% for 1998. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

      Research and Development Expenses. Research and development expenses increased by $0.4 million, or 21.4%, to $2.3 million for 1999 from $1.9 million for 1998. As a percent of sales, these expenses decreased to 1.9% for 1999 from 2.1% for 1998.

      Operating Income. Operating income increased by $7.0 million, or 126.9%, to $12.5 million for 1999 from $5.5 million for 1998. This increase primarily was attributable to our sales to Best Buy. As a percent of sales, operating income increased to 10.1% for 1999 from 6.3% for 1998. The primary reasons for this increase are mentioned above.

      Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense. Interest and other expense, net, increased by $0.4 million, or 29.7%, to $1.9 million for 1999 from $1.5 million for 1998. Interest expense increased in 1999 due to slightly higher levels of debt and interest rates.

      Income Tax Expense. Income tax expense increased by $2.4 million to $4.1 million for 1999 from $1.7 million for 1998. The effective income tax rates were 38.6% for 1999 and 42.7% for 1998. The lower effective tax rate for 1999 primarily was attributable to the lower effective tax rate in Michigan, where we experienced significant increased operating income without a corresponding increase in tax expense.

Quarterly Results of Operations

      Our sales on a quarterly basis reflect the seasonality of the car audio aftermarket business. Sales are generally greater during the second and third quarters of each calendar year and lower during the first and fourth quarters, with our lowest sales typically occurring during the fourth quarter. During the first quarter of 1999, we launched our distribution program with Best Buy. Including Best Buy’s $4.4 million initial purchase of our products to stock its distribution channel, Best Buy accounted for 26.6% of our sales in the three months ended March 31, 1999, 19.3% in the three months ended June 30, 1999, 12.3% in the three months ended September 30, 1999, and 21.8% in the three months ended December 31, 1999. For 2000, Best Buy accounted for 18.2% of our sales in the three months ended March 31, 2000, 13.9% in the three months ended June 30, 2000, 18.1% in the three months ended September 30, 2000, and 17.5% in the three months ended December 31, 2000.

      The following tables show selected consolidated quarterly statements of operations data that were derived from unaudited financial statements for each of the eight quarters ended December 31, 2000, and also show that data expressed as a percent of sales for the periods indicated. We believe these unaudited financial results were prepared on a basis consistent with our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated results of operations for those periods. The results of operations for any quarter are not necessarily indicative of the results of any future period.

Consolidated Statement of Operations Data

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	1999	1999	1999	1999	2000	2000	2000	2000

	(In thousands, except per share data)

Net sales	$31,798	$34,113	$31,205	$26,773	$34,588	$45,137	$36,370	$28,545

Cost of goods sold	19,567	20,654	19,030	15,763	21,113	27,561	24,491	19,368

Gross profit	12,231	13,459	12,175	11,010	13,475	17,576	11,879	9,177

Operating expenses:

Sales and marketing	5,388	5,583	5,312	4,319	5,716	7,080	5,000	4,913

General and administrative	3,018	3,657	3,242	3,548	3,465	4,121	3,501	1,949

Research and development	501	472	580	724	711	646	722	752

Total operating expenses	8,907	9,712	9,134	8,591	9,892	11,847	9,223	7,614

Operating income	3,324	3,747	3,041	2,419	3,583	5,729	2,656	1,563

Interest and other expense, net	431	414	485	616	461	273	79	(6)

Income before tax	2,893	3,333	2,556	1,803	3,122	5,456	2,577	1,569

Income tax expense	1,091	1,315	1,000	682	1,195	2,040	925	554

Net income	$1,802	$2,018	$1,556	$1,121	$1,927	$3,416	$1,652	$1,015

Net income per share:

Basic	$0.41	$0.44	$0.33	$0.24	$0.40	$0.50	$0.21	$0.13

Diluted	$0.29	$0.32	$0.25	$0.18	$0.31	$0.41	$0.19	$0.12

Shares used to calculate net income per share:

Basic	4,412	4,602	4,749	4,753	4,798	6,899	7,810	7,923

Diluted	6,275	6,270	6,280	6,287	6,283	8,431	8,643	8,631

	Percent of Sales for the Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	1999	1999	1999	1999	2000	2000	2000	2000

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	61.5	60.5	61.0	58.9	61.0	61.1	67.3	67.9

Gross profit	38.5	39.5	39.0	41.1	39.0	38.9	32.7	32.1

Operating expenses:

Sales and marketing	16.9	16.4	17.0	16.1	16.5	15.7	13.8	17.2

General and administrative	9.5	10.7	10.4	13.3	10.0	9.1	9.6	6.8

Research and development	1.6	1.4	1.9	2.7	2.1	1.4	2.0	2.6

Total operating expenses	28.0	28.5	29.3	32.1	28.6	26.2	25.4	26.7

Operating income	10.5	11.0	9.7	9.0	10.4	12.7	7.3	5.4

Interest and other expense, net	1.4	1.2	1.5	2.3	1.3	0.6	0.2	0.0

Income before tax	9.1	9.8	8.2	6.7	9.1	12.1	7.1	5.4

Income tax expense	3.4	3.9	3.2	2.5	3.5	4.5	2.5	1.9

Net income	5.7%	5.9%	5.0%	4.2%	5.6%	7.6%	4.6%	3.5%

Liquidity and Capital Resources

      Since 1995, we have financed our business primarily using cash flows from operations, bank borrowings and borrowings from shareholders. In the second quarter of 2000 we added the proceeds of our initial public offering to this financing. We had working capital of $37.3 million at December 31, 2000, compared to $21.2 million at December 31, 1999. At December 31, 2000, we maintained $2.8 million of cash and cash equivalent balances.

      As at December 31, 2000, we had a balance of less than $1.0 thousand on our $20.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a revolving line-of-credit, a term loan and an equipment financing arrangement. We paid off this bank credit facility on April 26, 2000, using the proceeds from our April 20, 2000, initial public offering. The revolving line-of-credit has a blended variable interest rate per annum of LIBOR plus 300 basis points or prime plus 75 basis points. The term loan has a fixed interest rate of 10.67% per annum. The equipment financing arrangement has, at our option three days prior to the time used, a fixed interest rate per annum based on five-year U.S. Treasury notes plus 425 basis points or a variable interest rate per annum based on the bank’s base rate plus 125 basis points. To date, we have not used this equipment financing arrangement. As at December 31, 2000, the bank credit facility had a weighted-average interest rate of 10.25% per annum. The bank credit facility is scheduled to mature on September 19, 2001. The bank credit facility contains provisions that, among other things, require Rockford to maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

      As at December 31, 2000, we had $1.2 million invested in a Dreyfus money market investment account with an interest rate of 6.27%. This account is an overnight investment, allowing us to invest according to our daily cash flow needs.

      We also have a $5.0 million capital lease credit facility under which we can fund leases until June 1, 2001, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at December 31, 2000, the capital lease credit facility had an outstanding balance of $1.1 million with a weighted-average interest rate of 8.12% per annum.

      Net cash used in operating activities was $2.5 million for the twelve months ended December 31, 2000, and net cash provided by operating activities was $2.8 million for the twelve months ended December 31, 1999. Cash provided by operating activities is less than net income due to the effect of increasing working capital requirements created by the growth in our sales and corresponding increases in our accounts receivable and inventory levels.

      Net cash used in investing activities was $4.1 million for the twelve months ended December 31, 2000, and $4.4 million for the twelve months ended December 31, 1999. Net cash used in investing activities was primarily related to purchases of property and equipment. Also, in 1999, net cash used in investing activities included $1.5 million used for the acquisition of Lighting Audio.

      Net cash provided by financing activities was $8.7 million for the twelve months ended December 31, 2000, and $2.0 million for the twelve months ended December 31, 1999. Net cash provided by financing activities for 2000 was primarily a result of the net proceeds received from our initial public offering on April 20, 2000, of $24.1 million offset by the repayment of our credit facility and other debt obligations. For 1999, net cash provided by financing activities was primarily due to borrowings and repayments of our credit facilities and other debt obligations.

      We may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition could result in an increase in working capital requirements depending on the amount, timing and nature of the consideration we agree to pay.

      We believe that the net proceeds received by us from our April 20, 2000, initial public offering, together with our existing resources and anticipated cash flows from operations, will be sufficient to meet our cash needs for the next twelve months. However, should we pursue an acquisition larger than our existing resources can support, we may need to pursue additional debt or equity resources.

Transition to the Year 2000

      We did not experience any interruption to our business as a result of the transition to January 1, 2000, and we are not aware of any Year 2000 related problems associated with our internal systems or software, or with the software and systems of our vendors or distributors. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems. We intend to maintain efforts relating to internal Year 2000 compliance; however, we do not anticipate any significant future costs with respect to this issue.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalents is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.

      Historically, our exposure to currency exchange rate fluctuations was modest due to the fact that we sold our products primarily in United States dollars. During 1999 and 2000 we have moved to billing in local currencies in Japan, Canada and Europe. During 2000, 9.3% of our sales were denominated in a currency other than U.S. dollars. At December 31, 2000, we had not engaged in any foreign currency hedging activities and we do not presently have any plans to do so.

Item 8.  Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Rockford Corporation

      We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries (Rockford) as at December 31, 1999 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 1998, 1999 and 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Rockford’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all materials respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 19, 2001

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	2000

	(In thousands,
	except share data)

Assets

Current assets:

Cash	$917	$2,750

Accounts receivable, less allowances of $1,830,000 and $1,427,000 at December 31, 1999 and 2000, respectively	21,081	28,488

Inventories, net	14,926	20,406

Deferred income taxes	3,661	3,596

Prepaid expenses and other	2,682	2,091

Total current assets	43,267	57,331

Property and equipment, net	5,541	5,996

Deferred income taxes	289	605

Goodwill, net	2,108	2,275

Other assets	942	711

Total assets	$52,147	$66,918

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$7,442	$7,118

Accrued salaries and incentives	5,068	2,561

Accrued warranty	3,512	4,621

Income taxes payable	319	449

Other accrued expenses	4,287	4,468

Current portion of notes payable, long-term debt and capital lease obligations	1,420	935

Total current liabilities	22,048	20,152

Notes payable and long-term debt, less current portion	16,565	—

Capital lease obligations, less current portion	777	434

Shareholders’ equity
Common stock, $.01 par value Authorized shares — 40,000,000

Issued shares — 4,753,146 shares at December 31, 1999, and 7,997,529 at December 31, 2000.	48	80

Additional paid-in capital	3,686	29,504

Retained earnings	8,685	16,695

Accumulated other comprehensive income	338	53

Total shareholders’ equity	12,757	46,332

Total liabilities and shareholders’ equity	$52,147	$66,918

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	1998	1999	2000

	(In thousands, except per share data)

Net sales	$87,577	$123,889	$144,640

Cost of goods sold	55,146	75,014	92,533

Gross profit	32,431	48,875	52,107

Operating expenses:

Sales and marketing	14,821	20,602	22,709

General and administrative	10,211	13,465	13,036

Research and development	1,876	2,277	2,831

Total operating expenses	26,908	36,344	38,576

Operating income	5,523	12,531	13,531

Other expense:

Interest	(1,434)	(1,671)	(793)

Other	(49)	(282)	(14)

Income before income taxes	4,040	10,578	12,724

Income tax expense	1,717	4,088	4,714

Income before minority interest	2,323	6,490	8,010

Minority interest	(18)	7	—

Net income	$2,305	$6,497	$8,010

Net income per common share:

Basic	$0.52	$1.40	$1.17

Diluted	$0.41	$1.04	$1.00

Weighted average shares:

Basic	4,412	4,641	6,864

Diluted	5,951	6,289	8,009

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income	Stock	Total

	(In thousands)

Balance at December 31, 1997.	4,433	$44	$2,489	$(117)	$99	$(52)	$2,463

Currency translation	—	—	—	—	139	—	139

Net income	—	—	—	2,305	—	—	2,305

Comprehensive income							2,444

Balance at December 31, 1998.	4,433	44	2,489	2,188	238	(52)	4,907

Currency translation	—	—	—	—	100	—	100

Net income	—	—	—	6,497	—	—	6,497

Comprehensive income							6,597

Conversion of subordinated promissory note to common stock	289	3	997	—	—	—	1,000

Exercise of stock options	21	1	78	—	—	—	79

Issuance of treasury stock to acquire minority interest	—	—	113	—	—	52	165

Exercise of warrants	10	—	9	—	—	—	9

Balance at December 31, 1999.	4,753	48	3,686	8,685	338	—	12,757

Currency translation	—	—	—	—	(285)	—	(285)

Net income	—	—	—	8,010	—	—	8,010

Comprehensive income							7,725

Issuance of shares from Initial Public Offering	2,543	25	24,077	—	—	—	24,102

Conversion of subordinated Debt to common stock	400	4	972	—	—	—	976

Exercise of stock options	190	2	535	—	—	—	537

Issuance of shares for employee Stock purchase plan	33	—	135	—	—	—	135

Exercise of warrants	78	1	99	—	—	—	100

Balance at December 31, 2000.	7,997	$80	$29,504	$16,695	$53	$—	$46,332

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1998	1999	2000

	(In thousands)

Operating activities

Net income	$2,305	$6,497	$8,010

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,274	2,386	3,396

Loss (gain) on sale of fixed assets	(12)	92	(3)

Deferred income tax expense (benefit)	(686)	(866)	(251)

Provision for doubtful accounts	561	991	249

Provision for inventory allowances	787	2,269	616

Minority interest	18	(7)	—

Changes in operating assets and liabilities:

Accounts receivable	(4,569)	(5,974)	(7,656)

Inventories	(3,410)	(4,137)	(6,096)

Prepaid expenses and other	5	(1,967)	657

Income taxes receivable	85	—	—

Accounts payable	1,083	98	(324)

Accrued salaries and incentives	279	1,555	(2,507)

Accrued warranty	714	(113)	1,109

Income taxes payable	30	289	130

Other accrued expenses	775	1,707	181

Net cash provided by (used in) operating activities	239	2,820	(2,489)

Investing activities

Purchases of property and equipment	(1,728)	(2,781)	(3,851)

Proceeds from sale of property and equipment	38	46	3

Acquisitions of business, net of cash acquired	—	(1,508)	—

Decrease (increase) in other assets	194	(186)	(252)

Net cash used in investing activities	(1,496)	(4,429)	(4,100)

Financing activities

Net proceeds from notes payable, long-term debt	1,791	3,064	249

Payments on notes payable and long-term debt	(142)	(665)	(15,719)

Payments on capital lease obligations	(321)	(531)	(697)

Proceeds from initial public offering	—	—	24,102

Proceeds from employee stock purchase plan	—	—	135

Proceeds from exercise of stock options and warrants	—	88	637

Net cash provided by (used in) financing activities	1,328	1,956	8,707

Effect of exchange rate changes on cash	139	100	(285)

Net increase in cash	210	447	1,833

Cash at beginning of year	260	470	917

Cash at end of year	$470	$917	$2,750

Supplemental disclosures of cash flow information

Conversion of subordinated debt to common stock	$—	$1,000	$976

Exchange of stock for minority interest	$—	$165	$—

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Accounting Policies

  Organization and Description of Business

      Rockford Corporation and subsidiaries (Rockford) is a designer, manufacturer and distributor of high performance car audio systems under the Rockford Fosgate and Lightning Audio brand names for the worldwide car audio aftermarket. Rockford also sells professional audio products under the Hafler brand name. Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing facilities are located in Tempe, Arizona, and Grand Rapids, Michigan. Rockford uses warehouses located in the United States, Germany, Singapore, Japan and Canada.

      During April 1999, the Board of Directors authorized Rockford to file a registration statement for an initial public offering of shares of its common stock. On June 28, 1999, the shareholders approved an increase in the number of authorized common shares to 40,000,000. Effective August 2, 1999, Rockford executed a 4.3-for-1 common stock split. All share information in the financial statements has been restated to reflect the effect of the stock split. On April 20, 2000, the Company completed its initial public offering.

  Principles of Consolidation

      The consolidated financial statements include the accounts of Rockford and its wholly owned subsidiaries in Germany, Singapore and Japan. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when acquired. Rockford’s investments have consisted of commercial paper, certificates of deposit with original maturities of three months or less and money market accounts.

  Fair Value of Financial Instruments

      At December 31, 2000, Rockford has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations, notes payable and long-term debt approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

  Net Sales

      Sales are recorded at the time of shipment net of related discounts.

  Accounts Receivable

      Rockford sells its products principally to car audio and professional audio dealers primarily in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to a large retail reseller of consumer electronics in the United States. At December 31, 1999 and 2000, net accounts receivable includes approximately $3,582,000 and $5,658,000, respectively, due from overseas businesses.

      In most cases, Rockford also offers a prompt pay discount for invoices paid under 40 to 60 days of issuance and has included in its allowance for accounts receivable at December 31, 1999 and 2000, approximately $415,000 and $263,000, respectively, with respect to accounts expected to utilize such discounts after year-end.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Inventories

      Inventories consist principally of raw materials of electronic and mechanical components used in the manufacturing of amplifier and speaker systems and finished goods. Inventories are carried at the lower of cost or market using standard costing, which is reset annually.

  Property and Equipment

      Property and equipment is stated at cost. Depreciation and amortization are computed principally on the straight-line method for financial reporting purposes over a three to five year life. Leasehold improvements are amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the asset.

  Impairment of Long-Lived Assets

      In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” Rockford records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

  Intangible Assets

      Rockford amortizes goodwill over the useful life of the underlying asset, not to exceed 15 years. As at December 31, 2000, Rockford had gross goodwill of $2,508,000 and accumulated amortization of $233,000. For the year ended December 31, 2000, Rockford recognized $163,000 of amortization expense.

  Advertising

      Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was approximately $1,201,000, $1,245,000 and $1,948,000, respectively.

  Income Taxes

      Rockford accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Net Income per Common Share

      Rockford reports net income per common share in accordance with FASB Statement No. 128, “Earnings Per Share.” Diluted net income per share includes the dilutive effects of options, warrants and convertible securities. Rockford uses independent valuations and third party transactions in Rockford’s stock to determine fair value of the underlying shares.

  Significant Customer

      Rockford has sales to one customer representing 19.9 percent and 16.7 percent of net sales for the years ended December 31, 1999 and 2000.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Foreign Currency Translation

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of stockholders’ equity. The effect on the statement of income of transaction gains and losses is insignificant.

  Stock Based Compensation

      Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Rockford has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and accordingly, recognizes no compensation expense for the employee stock option grants. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

  Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

      Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform them to the 2000 presentation.

  New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Rockford does not expect any material impact on its results of operations or financial position as a result of this standard.

2.  Acquisitions

      On June 30, 1999, Rockford completed an acquisition of all of the common stock of Lightning Audio. Under the terms of the acquisition, Rockford paid $1,550,000 in cash and recorded an additional $50,000 of purchase consideration obligations for a total purchase price of $1.6 million. Under the terms of the acquisition, Rockford could pay up to $600,000 of additional consideration over the next two years based upon the subsequent performance of Lightning Audio. Through December 31, 1999, the former owners of

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lightning Audio had earned $274,000 in additional consideration. The remaining $326,000 was earned in the year ending December 31, 2000. Rockford recorded approximately $2,027,000 of goodwill with respect to the initial purchase and the additional consideration paid during 1999 and 2000, which is being amortized over 15 years. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Lightning Audio have been included in Rockford’s consolidated results of operation beginning on July 1, 1999. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

      On June 14, 1999, Rockford issued 21,500 shares of its treasury stock in exchange for the 10 percent interest in its Japanese subsidiaries not already held by Rockford. Rockford accounted for the acquired interest using the estimated fair value of the common stock issued of $7.67 per share, which resulted in the elimination of minority interest and the recording of approximately $155,000 of goodwill. This goodwill is also being amortized over a period of 15 years.

3.  Inventories

      Inventories consisted of the following:

	December 31,

	1999	2000

	(In thousands)

Raw materials	$5,578	$7,330

Work in progress	647	863

Finished goods	10,350	13,659

	16,575	21,852

Less allowances	(1,649)	(1,446)

	$14,926	$20,406

4.  Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	1999	2000

	(In thousands)

Machinery and equipment	$12,228	$13,610

Tooling equipment	4,449	5,898

Leasehold improvements	1,801	2,093

Furniture and fixtures	1,185	1,256

Construction in process	574	907

	20,237	23,764

Less accumulated depreciation and amortization	(14,696)	(17,768)

	$5,541	$5,996

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Notes Payable and Long-Term Debt

      Notes payable and long-term debt consisted of the following:

	December 31,

	1999	2000

	(In thousands)

$17,000,000 revolving line of credit with a lender collateralized by substantially all assets, interest payments at prime plus .75 percent (approximately 9.25 percent at December 31, 1999) until June 2001 when all remaining principal and interest is due and payable. Borrowings under this line of credit are limited to a borrowing base defined substantially as a percentage of inventory and accounts receivable, as defined and adjusted in the agreement	$15,000	$1

$2,000,000 term note payable to a lender collateralized by substantially all assets, monthly principal payments of $33,333 plus interest fixed at 10.67 percent until June 2001 when all principal and interest is due and payable	970	—

8.5 percent subordinated, convertible debentures to related parties, unsecured, interest payable quarterly until May 2002 when all remaining principal and interest is due and payable, convertible into common shares at $2.44 per share. These debentures were converted into common stock during July 2000.	995	—

Other	243	152

	17,208	153

Less current portion	(643)	(153)

	$16,565	$0

      Annual maturities of notes payable and long-term debt for the five years succeeding December 31, 2000 are $1,000 in 2001. Interest payments were approximately $1,520,000, $1,671,000 and $794,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

      At December 31, 2000, Rockford had a balance of under $1,000 on its $20,000,000 bank credit facility. This credit facility contains covenants that place various restrictions on financial ratios, levels of indebtedness and capital expenditures, among other things. Rockford was in compliance with all debt covenants at December 31, 2000.

6.  Leases

      Rockford leases equipment under capital leases. Rockford also leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through September 2006.

      Property and equipment includes the following amounts for leases that have been capitalized:

	December 31,

	1999	2000

	(In thousands)

Equipment	$3,244	$4,295

Less accumulated amortization	(1,631)	(2,627)

	$1,613	$1,668

      Amortization of leased assets is included in depreciation and amortization expense.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the years ended December 31, 1999 and 2000, Rockford acquired approximately $180,000 and $389,000 of equipment under capital leases, respectively.

      Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

	Capital Leases	Operating Leases

	(In thousands)

2001	$854	$1,658

2002	367	783

2003	98	472

2004	—	281

2005	—	142

Thereafter	—	898

Total minimum lease payments	1,319	$4,234

Less amounts representing interest	(103)

Present value of net minimum lease	1,216

Less current portion	(782)

	$434

      Total rental expense for all operating leases was approximately $1,957,000, $1,719,000 and $2,032,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

7.  Income Taxes

      Significant components of Rockford’s deferred tax assets are:

	December 31,

	1999	2000

	(In thousands)

Deferred tax assets:

Inventory basis	$756	$576

Basis in receivables	987	828

Book over tax depreciation	289	606

Accrued warranty	1,295	1,690

Accrued liabilities and other	623	501

Total deferred tax assets	$3,950	$4,201

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the federal and state income tax expense (benefit) are:

	Year Ended December 31,

	1998	1999	2000

	(In thousands)

Current:

Federal expense	$1,883	$3,994	$4,472

State expense	384	942	423

Foreign expense	136	18	70

Total current expense	2,403	4,954	4,965

Deferred:

Federal expense (benefit)	(719)	(796)	(233)

State expense (benefit)	33	(70)	(18)

Total deferred expense (benefit)	(686)	(866)	(251)

	$1,717	$4,088	$4,714

      A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,

	1998	1999	2000

	(In thousands)

Federal statutory rate	$1,374	$3,597	$4,453

State tax net of federal benefit	275	575	273

Nondeductible items	45	98	231

Higher (lower) foreign tax rates	17	(34)	(99)

Foreign sales corporation benefit	(65)	(145)	(107)

Other, net	71	(3)	(37)

	$1,717	$4,088	$4,714

      Rockford’s income attributable to foreign operations amounted to approximately $350,000, $150,000 and $285,000 for the years ended December 31, 1998, 1999 and 2000.

      For the years ended December 31, 1998, 1999 and 2000, Rockford made tax payments of $2,082,000, $4,631,000 (net of $29,000 in refunds) and $5,305,000 (net of $524,000 in refunds), respectively.

8.  Common Stock Grants and Options

      The Board of Directors of Rockford prior to 1995 granted a consulting firm, which provided executive and other consulting services to Rockford, options to purchase 215,000 shares of its authorized but unissued common stock at a price of $1.51 per share, protected against dilution, as defined, and expiring in August 2002. Rockford determined that the $1.51 price per share was equal to or more than the fair value at the date of the grant. The stock options were fully vested at December 31, 1999.

      Rockford has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of Rockford’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rockford has provided a stock option plan for certain employees and directors. Under the plan, options to purchase common stock of Rockford will be granted to certain employees and directors at the fair value of the underlying common stock. The options generally have a term of ten years and become exercisable over three years commencing on the date of the grant. Options granted prior to December 31, 1996, vested 100 percent upon completion of Rockford’s initial public offering on April 20, 2000. Up to 2,150,000 shares are reserved and may be offered under this plan. Under certain circumstances, Rockford has the right to repurchase common stock acquired under the options at the fair value price.

      Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if Rockford has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value-pricing model with the following weighted-average assumptions:

	1998	1999	2000

Expected life of the award	5 years	5 years	5 years

Dividend yield	0 percent	0 percent	0 percent

Risk-free interest rate	6 percent	6 percent	6 percent

Expected volatility	0	0	.97

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Rockford’s proforma information follows:

	Year Ended December 31,

	1998	1999	2000

	(In thousands, except per
	share data)

Net income as reported	$2,305	$6,497	$8,010

Proforma Statement 123 expense	(110)	(262)	(248)

Proforma net income	$2,195	$6,235	$7,762

Proforma income per common share

Basic	$0.50	$1.35	$1.13

Diluted	$0.39	$1.00	$.97

      Option activity under the stock option plan during the years ended December 31, 1998, 1999 and 2000 is as follows:

		Outstanding Options

	Shares Available		Weighted-Average
	Under Option	Shares	Exercise Price

Outstanding at December 31, 1997	627,233	1,502,880	2.89

Granted	(158,025)	158,025	5.38

Outstanding at December 31, 1998	469,208	1,660,905	3.12

Granted	(172,000)	172,000	7.67

Exercised	—	(20,747)	3.76

Expired or cancelled	39,777	(39,777)	3.05

Outstanding at December 31, 1999	336,985	1,772,381	3.56

Granted	(79,500)	79,500	11.00

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Outstanding Options

	Shares Available		Weighted-Average
	Under Option	Shares	Exercise Price

Exercised	—	(190,000)	2.42

Expired or cancelled	43,163	(45,515)	4.96

Outstanding at December 31, 2000	300,648	1,616,366	$3.68

      The weighted-average fair value of options granted during the years ended December 31, 1998, 1999 and 2000, was $1.08, $1.99 and $2.85, respectively.

      The following table summarizes information about stock options under the plan outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Outstanding at	Exercise
Range of Exercise Prices	December 31, 2000	Life	Price	December 31, 2000	Price

$1.51	374,739	5.0 years	$1.51	374,739	$1.51

$2.44 — $3.45	426,452	5.4 years	2.64	426,452	2.64

$4.19 — $5.81	568,675	7.1 years	4.52	531,318	4.45

$7.67 — $11.00	246,500	8.4 years	8.68	104,625	8.27

	1,616,366

9.  Earnings Per Share

	Year Ended December 31,

	1998	1999	2000

	(In thousands, except per
	share data)

Numerator:

Net income	$2,305	$6,497	$8,010

Effect of dilutive securities interest impact of convertible debentures	110	72	18

Numerator for diluted net income per share, income available to common stockholders after assumed conversions	$2,415	$6,569	$8,028

Denominator:

Denominator for basic net income per share, weighted, average shares	4,412	4,641	6,864

Effect of dilutive securities:

Employee stock options	772	1,075	948

Warrants	70	71	11

Convertible debentures	697	503	185

Dilutive potential common shares	1,539	1,648	1,144

Denominator for diluted net income per share, adjusted weighted average shares and assumed conversions	5,951	6,289	8,009

Basic net income per share	$0.52	$1.40	$1.17

Diluted net income per share	$0.41	$1.04	$1.00

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Contingencies

      Rockford is a party to legal proceedings, which arise in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion that these matters will have no material effect on Rockford’s consolidated financial position, results of operations or cash funds.

11.  Benefit Plan

      Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 1998, 1999 and 2000, were approximately $296,000, $369,000 and $388,000, respectively.

12.  Stock Purchase Plan

      On May 17, 1999, the shareholders of Rockford approved the Employee Stock Purchase Plan. A total of 361,200 shares of Rockford’s common stock are reserved for issuance under the plan, which became effective September 1, 1999. Employees will be eligible to participate if they are employed by Rockford or a participating subsidiary for at least 20 hours per week and more than five months in any calendar year. Each employee will be able to purchase up to $25,000 worth of shares, up to a maximum of 1,000 shares in each calendar year. The price per share purchased under the plan will generally be 85 percent of the fair market value of the shares.

13.  Segment Information

      Rockford operates its business under the car audio, professional audio and OEM product lines. For each of the periods ended December 31, 1998, 1999 and 2000, the professional audio and OEM product lines were not significant and, accordingly, no additional disclosures of revenue information about products are required. Below is geographic information for revenues of Rockford:

Region(1)	1998	1999	2000

	(In thousands)

United States	$70,016	$105,482	$121,375

Other Americas	4,905	5,294	7,289

Europe	6,599	7,337	7,687

Asia	6,057	5,776	8,289

Total sales from external customers	$87,577	$123,889	$144,640

(1)	Revenues are attributed to geographic regions based on the location of customers.

      Rockford had no customers who accounted for more than 10 percent of net sales for the year ended December 31, 1998. For the years ended December 31, 1999 and 2000, sales to one customer accounted for 19.9 percent and 16.7 percent of those periods’ net sales, respectively. Rockford’s long-lived assets outside of the United States are not significant.

14.  Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 1999 and 2000. In management’s opinion, this unaudited quarterly

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information has been prepared on the same basis as the audited consolidated financial statements and include all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indicate of future performance.

	Year Ended December 31, 2000

	March 31	June 30	September 30	December 31	Total

	(In thousands, except per share data)

Net Sales	$34,588	$45,137	$36,370	$28,545	$144,640

Gross Profit	13,475	17,576	11,879	9,177	52,107

Operating Income	3,583	5,729	2,656	1,563	13,531

Net Income	1,927	3,416	1,652	1,015	8,010

Basic Income Per Share	0.40	0.50	0.21	0.13	1.17

Diluted Income Per Share	0.31	0.41	0.19	0.12	1.00

	Year Ended December 31, 1999

	March 31	June 30	September 30	December 31	Total

	(In thousands, except per share data)

Net Sales	$31,798	$34,113	$31,205	$26,773	$123,889

Gross Profit	12,231	13,459	12,175	11,010	48,875

Operating Income	3,324	3,747	3,041	2,419	12,531

Net Income	1,802	2,018	1,556	1,121	6,497

Basic Income Per Share	0.41	0.44	0.33	0.24	1.40

Diluted Income Per Share	0.29	0.32	0.25	0.18	1.04

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 25, 2001.

Item 11.  Executive Compensation

      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Executive Officers and Board of Directors — About the Board and Its Committees — Director Compensation,” “Related Party Transactions — Suttle Employment Agreement,” and “Stock Price Performance Graph” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 25, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the section entitled “Principal Shareholders and Shareholdings of Officers and Directors” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 25, 2001.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Related Party Transactions” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 25, 2001.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements

      See Index to Consolidated Financial Statements on page 25 of this report.

Financial Statement Schedule

SCHEDULE II —  — VALUATION AND QUALIFYING ACCOUNTS

ROCKFORD CORPORATION

Column A	Column B	Column C			Column D	Column E

	Balance at	Charged to
	Beginning of	Costs and	Charged to			Balance at
Description	Period	Expenses	Other Accounts		Deductions	End of Period

	(In thousands)
December 31, 2000

Receivable allowances	$1,830	$249	$3,010	(3)	$3,662(1)	$1,427

Inventory reserve	1,649	616			819(2)	1,446
December 31, 1999

Receivable allowances	1,043	991	4,377	(3)	4,581(1)	1,830

Inventory reserve	1,904	2,269	—		2,524(2)	1,649
December 31, 1998

Receivable allowances	918	561	—		436(1)	1,043

Inventory reserve	1,423	787	—		306(2)	1,904

(1)	Accounts written off net of recoveries and returns.

(2)	Reserved inventory sold or scrapped.

(3)	Amounts netted against sales.

      Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.6	Amendments to Bylaws adopted by the board of directors on May 14, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 for a description of the rights of the holders of Common Stock.
10.1	1994 Stock Option Plan+
10.2	1997 Stock Option Plan+

Exhibit
Number	Description of Document

10.3	1999 Employee Stock Purchase Plan as amended and restated+
10.4	Employment Agreement of W. Gary Suttle+
10.5	Indemnity Agreement of W. Gary Suttle+
10.6	Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+
10.7	Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+
10.8	Form of Dealership Agreements+
10.9	Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+
10.9.1	Amendment to Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+
10.10	Standard Industrial Lease — Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+
10.10.1	Amendment to Standard Industrial Lease — Gross by and between Cloyce Clark and Rockford Corporation+
10.11	Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.11.1	Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.12	Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+
10.13	Loan and Security Agreement by and between Rockford Corporation and FINOVA Capital Corporation+
10.13.1	Amendment No. 1 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+
10.13.2	Amendment No. 2 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+
10.14	Employee 401(k) Deferred Compensation Plan and amendments thereto+
10.15	Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.15.1	Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.15.2	Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.16	Product Sales Agreement by and between Rockford Corporation and Avnet Electronics Marketing**+
10.17	Convertible Subordinated Debenture Amendment Agreement and Agreement to Rename as Senior Notes+
10.18	Form of Senior Note due February 3, 1999 and Warrant+
10.19	Schedule for Senior Notes and Warrants+
10.20	Convertible Subordinated Debenture Purchase Agreement+
10.21	Form of 8.5% Convertible Subordinated Debenture due May 1, 2002+

Exhibit
Number	Description of Document

10.22	Schedule for 8.5% Convertible Subordinated Debentures+
10.23	Warrant issued to the Vrolyk Partnership 97-A to expire June 1, 2007+
10.24	Services and Option Agreement by and between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation+
10.25	Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.26	Amendment of Services and Option Contract by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.27	Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.28	Amendment and Renewal of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.29	Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.30	Letter from Timothy Bartol, General Partner for the Boulder Investors Partnership exercising rights under Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S. Bartol+
10.31	Fifth Amendment to Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S. Bartol+
10.32	Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Caroline S. Bartol+
10.33	Bridge Loan Agreement by and between Rockford Corporation and Caroline S. Bartol+
10.34	1990 Restricted Stock Grant and Tax Loan Agreement and Promissory Note+
10.35	Form of Indemnification Agreement+
10.35.1	Schedule for Indemnification Agreement+
10.36	FINOVA — Schedule of Loan and Security Agreement+
10.39	Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+
10.40	Sublease Agreement by and between Cerprobe Corporation and Rockford Corporation
10.41	Sublease Agreement by and between Van’s Delivery Service, Inc. and Rockford Acoustic Designs, Inc.
10.42	Asset Purchase Agreement among James and Norma Fosgate and Rockford Corporation**
21	List of Subsidiaries of Rockford Corporation+
23.1	Consent of Independent Auditors
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price

**	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

+	Previously filed with registration statement effective April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 13, 2001.

ROCKFORD CORPORATION

By:	/s/ W. GARY SUTTLE

W. Gary Suttle
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. GARY SUTTLE W. Gary Suttle	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2001

/s/ JAMES M. THOMSON James M. Thomson	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	March 13, 2001

/s/ D. LYNN THROWER D. Lynn Thrower	Corporate Controller (Principal Accounting Officer)	March 13, 2001

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 13, 2001

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	March 13, 2001

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	March 13, 2001

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	March 13, 2001

/s/ JOHN P. LLOYD John P. Lloyd	Director	March 13, 2001

Index to Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.6	Amendments to Bylaws adopted by the board of directors on May 14, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 for a description of the rights of the holders of Common Stock.
10.1	1994 Stock Option Plan+
10.2	1997 Stock Option Plan+
10.3	1999 Employee Stock Purchase Plan as amended and restated+
10.4	Employment Agreement of W. Gary Suttle+
10.5	Indemnity Agreement of W. Gary Suttle+
10.6	Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+
10.7	Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+
10.8	Form of Dealership Agreements+
10.9	Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+
10.9.1	Amendment to Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+
10.10	Standard Industrial Lease — Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+
10.10.1	Amendment to Standard Industrial Lease — Gross by and between Cloyce Clark and Rockford Corporation+
10.11	Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.11.1	Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.12	Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+
10.13	Loan and Security Agreement by and between Rockford Corporation and FINOVA Capital Corporation+
10.13.1	Amendment No. 1 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+
10.13.2	Amendment No. 2 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+

Exhibit
Number	Description of Document

10.14	Employee 401(k) Deferred Compensation Plan and amendments thereto+
10.15	Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.15.1	Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.15.2	Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+
10.16	Product Sales Agreement by and between Rockford Corporation and Avnet Electronics Marketing**+
10.17	Convertible Subordinated Debenture Amendment Agreement and Agreement to Rename as Senior Notes+
10.18	Form of Senior Note due February 3, 1999 and Warrant+
10.19	Schedule for Senior Notes and Warrants+
10.20	Convertible Subordinated Debenture Purchase Agreement+
10.21	Form of 8.5% Convertible Subordinated Debenture due May 1, 2002+
10.22	Schedule for 8.5% Convertible Subordinated Debentures+
10.23	Warrant issued to the Vrolyk Partnership 97-A to expire June 1, 2007+
10.24	Services and Option Agreement by and between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation+
10.25	Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.26	Amendment of Services and Option Contract by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.27	Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.28	Amendment and Renewal of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.29	Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.30	Letter from Timothy Bartol, General Partner for the Boulder Investors Partnership exercising rights under Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S. Bartol+
10.31	Fifth Amendment to Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S. Bartol+
10.32	Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Caroline S. Bartol+
10.33	Bridge Loan Agreement by and between Rockford Corporation and Caroline S. Bartol+
10.34	1990 Restricted Stock Grant and Tax Loan Agreement and Promissory Note+
10.35	Form of Indemnification Agreement+
10.35.1	Schedule for Indemnification Agreement+
10.36	FINOVA — Schedule of Loan and Security Agreement+

Exhibit
Number	Description of Document

10.39	Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+
10.40	Sublease Agreement by and between Cerprobe Corporation and Rockford Corporation
10.41	Sublease Agreement by and between Van’s Delivery Service, Inc. and Rockford Acoustic Designs, Inc.
10.42	Asset Purchase Agreement among James and Norma Fosgate and Rockford Corporation**
21	List of Subsidiaries of Rockford Corporation+
23.1	Consent of Independent Auditors
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price

**	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

+	Previously filed with registration statement effective April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.