Form 10-Q
period 2001-03-31
ROCKFORD CORP
filed 2001-05-15
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 000-30138

ROCKFORD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

ARIZONA	86-0394353

(State or Other Jurisdiction of	(I.R.S. Employer

Incorporation or Organization)	Identification No.)

600 South Rockford Drive	85281

Tempe, Arizona	(Zip Code)

(Address of Principal Executive Offices)

(480) 967-3565
(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:

      As of March 31, 2001, there were 8,033,172 shares of Common Stock, $.01 par value per share, outstanding.

ROCKFORD CORPORATION AND SUBSIDIARIES

		Page

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2001 and December 31, 2000	1

	Condensed Consolidated Income Statements – Three Months Ended March 31, 2001 and 2000	2

	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2001 and 2000	3

	Notes to Condensed Consolidated Financial Statements – March 31, 2001	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Part II:	Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2001		2000

	(Unaudited)		(Note)
	(In thousands)
Assets

Current assets:

Cash	$1,938		$2,750

Accounts receivable, less allowances of $1,601,000 and $1,427,000 at March 31, 2001 and December 31, 2000, respectively	33,286		28,488

Inventories, net	20,279		20,406

Deferred income taxes	3,596		3,596

Prepaid expenses and other	4,075		2,091

Total current assets	63,174		57,331

Property and equipment, net	6,603		5,996

Deferred income taxes	605		605

Goodwill, net	2,233		2,275

Other assets	2,105		711

Total Assets	$74,720		$66,918

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$10,893		$7,118

Accrued salaries and incentives	1,251		2,561

Accrued warranty	4,789		4,621

Income taxes payable	1,617		449

Other accrued expenses	6,672		4,468

Current portion of notes payable, long-term debt and ital lease obligations	802		935

Total current liabilities	26,024		20,152

Capital lease obligations, less current portion	355		434

Shareholders’ equity:

Common stock, $.01 par value – Authorized shares - 40,000,000

Issued shares - 8,033,172 shares at March 31, 2001, and 7,997,529 at December 31, 2000	81		80

Additional paid-in capital	29,630		29,504

Retained earnings	18,687		16,695

Accumulated other comprehensive income (loss)		(51)		53

Treasury stock – 832 shares		(6)		0

Total shareholders’ equity	48,341		46,332

Total and shareholders’ equity	$74,720		$66,918

Note:  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended
	March 31,

	2001	2000

	(In thousands, except per share data)
Net sales	$37,363	$34,588

Cost of goods sold	24,083	21,113

Gross profit	13,280	13,475

Operating expenses:

Sales and marketing	5,780	5,716

General and administrative	3,374	3,465

Research and development	770	711

Total operating expenses	9,924	9,892

Operating income	3,356	3,583

Interest and other expense, net	204	461

Income before income taxes	3,152	3,122

Income tax expense	1,160	1,195

Net income	$1,992	$1,927

Net income per common share:

Basic	$.25	$0.40

Diluted	$.23	$0.31

Weighted average shares:

Basic	8,007	4,798

Diluted	8,834	6,283

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

	2001	2000

	(In thousands)
Operating activities

Net income	$1,992	$1,927

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	854	1,041

Gain on disposals of property and equipment	(3)	(3)

Allowance for doubtful accounts	146	133

Allowances for inventory	309	300

Changes in operating assets and liabilities:

Accounts receivable	(4,944)	(4,233)

Inventories	(182)	(1,263)

Prepaid expenses and other assets	(3,650)	(779)

Accounts payable	3,775	3,765

Accrued salaries and incentives	(1,310)	(3,214)

Accrued warranty	168	568

Income taxes payable	1,168	1,216

Other accrued expenses	2,203	2,223

Net cash provided by operating activities	526	1,681

Investing activities

Acquisitions of property and equipment	(1,460)	(936)

Proceeds from disposals of property and equipment	3	3

Decrease (Increase) in other assets	320	(33)

Net cash used in investing activities	(1,137)	(966)

Financing activities

Payments on notes payable	0	(53)

Proceeds from (payments on) other long-term debt	(18)	337

Payments on capital lease obligations	(200)	(134)

Proceeds from the exercise of stock options and warrants	127	44

Treasury shares purchased	(6)	0

Net cash provided by (used in) financing activities	(97)	194

Effect of exchange rate changes on cash	(104)	(81)

Net increase (decrease) in cash	(812)	828

Cash and cash equivalents at beginning of period	2,750	917

Cash and cash equivalents at end of period	$1,938	$1,745

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2001

1. Basis of Presentation

We have prepared our unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have made all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results you may expect for the year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 included in our Form 10-K filed for the year 2000, filed with the SEC on March 13, 2001.

2. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2001	2000

	(In thousands)

Raw materials	$6,848	$7,330

Work-in-progress	967	863

Finished goods	14,066	13,659

	21,881	21,852

Less allowances	(1,602)	(1,446)

	$20,279	$20,406

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31,

	2001	2000

	(In thousands, except per share data)

Numerator:

Net income	$1,992	$1,927

Effect of dilutive securities interest impact of convertible debentures	0	13

Numerator for diluted net income per share, income available to common shareholders after assumed conversions	$1,992	$1,940

Denominator:

Denominator for basic net income per share, weighted average shares	8,007	4,798

Effect of dilutive securities:

Employee stock options	822	1,055

Warrants	5	29

Convertible debentures	0	401

Dilutive potential common shares	827	1,485

Denominator for diluted net income per share, adjusted weighted average shares and assumed conversions	8,834	6,283

Basic net income per share	$0.25	$0.40

Diluted net income per share	$0.23	$0.31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10K for the year 2000, filed with the SEC on March 13, 2001.

Forward-Looking Statements

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

Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on our forward-looking statements, which speak only as at the date on which they are made. Our actual results will almost certainly differ materially from those described in our forward-looking statements. We disclaim any obligation or undertaking to update or revise our forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.

Our forward-looking statements discuss future expectations. They may contain projections of results of operations or of financial condition or state other forward-looking information. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2000, filed with the SEC on March 13, 2001, and in Exhibit 99.1 to our Annual Report, “Risk Factors that may Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Exhibit 99.1 to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

Overview

History

Rockford is a designer, manufacturer and distributor of high performance car audio systems under the Rockford Fosgate and Lightning Audio brands for the worldwide car audio aftermarket. We also sell professional audio products under the Hafler brand. We began selling home theater products under the Fosgate Audionics brand in April 2001. Our corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. We manufacture speakers at our facility in Grand Rapids, Michigan. We use warehouses strategically located in the U.S., Canada, Japan, Singapore and Germany that enhance our ability to serve our markets faster and, we believe, more cost effectively than many of our competitors.

Business

We generated over 98% of our sales in the quarters ended March 31, 2001 and 2000 from our car audio products.

In the U.S., we sell our car audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in over 60 countries. In most of these countries, we maintain relationships with independent distributors who purchase our products and resell them to retailers. As part of our efforts to convert selected foreign markets to a one-step distribution system, we sell through wholly owned subsidiaries using commissioned independent sales representatives in Germany (since 1999), Austria (since early 2000) and Japan (starting in 2001). We sell through commissioned independent sales representatives in Canada (since 1999).

In March 1999, we began selling to Best Buy. Best Buy accounted for 17.8% of our sales for the three months ended March 31, 2001 and 18.2% for the three months ended March 31, 2000. Our growth plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

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

Results of Operations

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended
	March 31,

	2001	2000

Net sales	100.0%	100.0%

Cost of goods sold	64.5	61.0

Gross profit	35.5	39.0

Operating expenses:

Sales and marketing	15.4	16.5

General and administrative	9.0	10.0

Research and development	2.1	2.1

Total operating expenses	26.5	28.6

Operating income	9.0	10.4

Interest and other expense, net	.6	1.3

Income before income taxes	8.4	9.1

Income tax expense	3.1	3.5

Net income	5.3%	5.6%

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

Geographic Distribution of Sales

Our sales by geographic region were as follows:

	Three months ended
	March 31,

	2001	2000

	(In thousands)

Region: (1)

United States	$31,435	$29,563

Other Americas	1,885	1,549

Europe	1,891	1,660

Asia	2,152	1,816

Total sales	$37,363	$34,588

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales increased by $2.8 million, or 8.0%, to $37.4 million for the three months ended March 31, 2001 from $34.6 million for the three months ended March 31, 2000. The increase in sales primarily was attributable to growth in Lightning Audio sales due to the launch of a new line of full-range speakers and the introduction of new brand line amplifiers and subwoofers. In addition, Best Buy accounted for $6.6 million, or 17.8% of our sales, for the three months ended March 31, 2001 compared to $6.3 million, or 18.2% of our sales, for the three months ended March 31, 2000.

U.S. sales increased by $1.8 million, or 6.3%, to $31.4 million for the three months ended March 31, 2001 from $29.6 million for the three months ended March 31, 2000. International sales increased by $0.9 million, or 18.0%, to $5.9 million for the three months ended March 31, 2001 from $5.0 million for the three months ended March 31, 2000.

Cost of Goods Sold. Cost of goods sold increased by $3.0 million, or 14.1%, to $24.1 million for the three months ended March 31, 2001 from $21.1 million for the three months ended March 31, 2000. Substantially all of the increase was due to increased sales. As a percent of sales, cost of goods sold increased to 64.5% for the three months ended March 31, 2001 from 61.0% for the three months ended March 31, 2000. The primary reasons for the increase as a percent of sales included end-of-life discounts on source units, a mix shift toward lower margined products and a more aggressive stance on pricing and promotional programs to increase market share.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.1 million, or 1.1%, to $5.8 million for the three months ended March 31, 2001 from $5.7 million for the three months ended March 31, 2000. As a percent of sales, sales and marketing expenses decreased to 15.4% for the three months ended March 31, 2001 from 16.5% for the three months ended March 31, 2000. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million, or 2.6%, to $3.4 million for the three months ended March 31, 2001 from $3.5 million for the three months ended March 31, 2000 reflecting our focus on controlled operational spending. As a percent of sales, general and administrative expenses decreased to 9.0% for the three months ended March 31, 2001 from 10.0% for the three months ended March 31, 2000. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

Research and Development Expenses. Research and development expenses increased by $0.1 million, or 8.3%, to $0.8 million for the three months ended March 31, 2001 from $0.7 million for the three months ended March 31, 2000. As a percent of sales, these expenses remained flat at 2.1 % for the three months ended March 31, 2001 and for the three months ended March 31, 2000.

Operating Income. Operating income decreased by $0.2 million, or 6.3%, to $3.4 million for the three months ended March 31, 2001 from $3.6 million for the three months ended March 31, 2000. As a percent of sales, operating income decreased to 9.0% for the three months ended March 31, 2001 from 10.4% for the three months ended March 31, 2000. This decrease primarily was attributable to end-of-life discounts on source units, a mix shift toward lower margined products and a higher level of incentive programs for dealers.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.3 million, or 55.7%, to $0.2 million for the three months ended March 31, 2001 from $0.5 million for the three months ended March 31, 2000. The decrease in interest expense was primarily due to the repayment of our line of credit with proceeds from our initial public offering on April 20, 2000, which was partially offset by losses resulting from foreign currency exchange rate changes on certain international sales.

Income Tax Expense. Income tax expense remained flat at $1.2 million for the three months ended March 31, 2001 and for the three months ended March 31, 2000. The effective income tax rates were 36.8% for the three months ended March 31, 2001 and 38.2% for the three months ended March 31, 2000. The decrease in the effective rate was primarily due to the permanent lowering of state income tax rates.

Liquidity and Capital Resources

Since 1995, we have financed our business primarily using cash flows from operations, bank borrowings and borrowings from shareholders. In the second quarter of 2000 we added the proceeds of our initial public offering to this financing. We had working capital of $37.2 million at March 31, 2001, compared to $37.3 million at December 31, 2000. At March 31, 2001, we maintained $1.9 million of cash and cash equivalent balances.

As at March 31, 2001, we had a balance of less than $1.0 thousand on our $20.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a revolving line-of-credit, a term loan and an equipment financing arrangement. We paid off this bank credit facility on April 26, 2000, using the proceeds from our April 20, 2000, initial public offering. The revolving line-of-credit has a blended variable interest rate per annum of LIBOR plus 300 basis points or prime plus 75 basis points. The term loan has a fixed interest rate of 10.67% per annum. The equipment financing arrangement has, at our option three days prior to the time used, a fixed interest rate per annum based on five-year U.S. Treasury notes plus 425 basis points or a variable interest rate per annum based on the bank’s base rate plus 125 basis points. To date, we have not used this equipment financing arrangement. As at March 31, 2001, the bank credit facility had a weighted-average interest rate of 10.25% per annum. The bank credit facility is scheduled to mature on June 19, 2001. The bank credit facility contains provisions that, among other things, require Rockford to maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

As at March 31, 2001, we had $0.3 million invested in a Dreyfus money market investment account with an average interest rate of 5.17%. This account is an overnight investment, allowing us to invest according to our daily cash flow needs.

We also have a $5.0 million capital lease credit facility under which we can fund leases until June 1, 2001, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at March 31, 2001, the capital lease credit facility had an outstanding balance of $0.9 million with a weighted-average interest rate of 8.14% per annum.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2001, and $1.7 million for the three months ended March 31, 2000. Cash provided by operating activities is less than net income due to the effect of increasing accounts receivables and prepaid expenses, which was partially offset by the increase in accounts payable and other accrued expenses.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2001, and $1.0 million for the three months ended March 31, 2000. Net cash used in investing activities was primarily related to purchases of property and equipment.

Net cash used by financing activities was $0.1 million for the three months ended March 31, 2001, and net cash provided by financing activities was $0.2 million for the three months ended March 31, 2000. Net cash used by financing activities was primarily a result of the repayments of capital lease obligations, which was partially offset by proceeds from the exercise of stock options.

We may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition could result in an increase in working capital requirements depending on the amount, timing and nature of the consideration we agree to pay.

We believe our existing resources and anticipated cash flows from operations will be sufficient to meet our cash needs for the next twelve months. However, should we pursue an acquisition larger than our existing resources can support, we may need to pursue additional debt or equity resources.

Part II. Other Information

Item 1. Legal Proceedings.

      Since the date of our Annual Report for the year 2000, filed with the SEC on March 13, 2001, there have been no further material developments in connection with the patent claim described in the Legal Proceedings section of our Annual Report. There are no new material proceedings known to us.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.6	Amendments to Bylaws adopted by the board of directors on May 14, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 for a description of the rights of the holders of Common Stock.

10.1	1994 Stock Option Plan+

10.2	1997 Stock Option Plan+

10.3	1999 Employee Stock Purchase Plan as amended and restated+

10.4	Employment Agreement of W. Gary Suttle+

10.5	Indemnity Agreement of W. Gary Suttle+

10.6	Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+

10.7	Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+

10.8	Form of Dealership Agreements+

10.9	Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+

10.9.1	Amendment to Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+

10.10	Standard Industrial Lease — Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+

10.10.1	Amendment to Standard Industrial Lease — Gross by and between Cloyce Clark and Rockford Corporation+

10.11	Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+

10.11.1	Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford Corporation+

10.12	Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+

10.13	Loan and Security Agreement by and between Rockford Corporation and FINOVA Capital Corporation+

10.13.1	Amendment No. 1 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+

10.13.2	Amendment No. 2 to Loan and Security Agreement by and between FINOVA Capital Corporation and Rockford Corporation+

10.14	Employee 401(k) Deferred Compensation Plan and amendments thereto,+

10.15	Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+

10.15.1	Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation.**+

10.15.2	Addendum to the Manufacturing and Distribution Agreement by and between Path Group, Inc. and Rockford Corporation**+

10.16	Product Sales Agreement by and between Rockford Corporation and Avnet Electronics Marketing**+

10.17	Convertible Subordinated Debenture Amendment Agreement and Agreement to Rename as Senior Notes+

10.18	Form of Senior Note due February 3, 1999 and Warrant+

10.19	Schedule for Senior Notes and Warrants+

10.20	Convertible Subordinated Debenture Purchase Agreement+

10.21	Form of 8.5% Convertible Subordinated Debenture due May 1, 2002+

10.22	Schedule for 8.5% Convertible Subordinated Debentures+

10.23	Warrant issued to the Vrolyk Partnership 97-A to expire June 1, 2007+

10.24	Services and Option Agreement by and between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation+

10.25	Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+

10.26	Amendment of Services and Option Contract by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+

10.27	Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+

10.28	Amendment and Renewal of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+

10.29	Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+

10.30	Letter from Timothy Bartol, General Partner for the Boulder Investors Partnership exercising rights under Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S. Bartol+

10.31	Fifth Amendment to Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Boulder Investors Ltd. Partnership, as successor to Caroline S.

Bartol+

10.32	Bridge Loan Conversion and Extension Agreement by and between Rockford Corporation and Caroline S. Bartol+

10.33	Bridge Loan Agreement by and between Rockford Corporation and Caroline S. Bartol+

10.34	1990 Restricted Stock Grant and Tax Loan Agreement and Promissory Note+

10.35	Form of Indemnification Agreement+

10.35.1	Schedule for Indemnification Agreement+

10.36	FINOVA — Schedule of Loan and Security Agreement+

10.39	Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+

10.40	Sublease Agreement by and between Cerprobe Corporation and Rockford Corporation+++

10.41	Sublease Agreement by and between Van’s Delivery Service, Inc. and Rockford Acoustic Designs, Inc.+++

10.42	Asset Purchase Agreement among James and Norma Fosgate and Rockford Corporation**+++

21	List of Subsidiaries of Rockford Corporation+

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

**	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 13, 2001 with our Annual Report on Form 10-K for the year ended December 31, 2000.

      (b) Rockford did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date:	May 15, 2001	By:

James M. Thomson

Vice President of Finance,

Chief Financial Officer and Secretary

(Principal Financial Officer

and Duly Authorized Officer)