Form 10-Q
period 2001-06-30
ROCKFORD CORP
filed 2001-08-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number 000-30138

ROCKFORD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

ARIZONA (State or Other Jurisdiction of Incorporation or Organization)	86-0394353 (I.R.S. Employer Identification No.)

600 South Rockford Drive Tempe, Arizona (Address of Principal Executive Offices)	85281 (Zip Code)

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

     As of June 30, 2001, there were 8,170,624 shares of Common Stock, $.01 par value per share, outstanding.

ROCKFORD CORPORATION AND SUBSIDIARIES

		Page
Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets –	1

	June 30, 2001 and December 31, 2000

	Condensed Consolidated Income Statements –	2

	Three and Six Months Ended June 30, 2001 and 2000

	Condensed Consolidated Statements of Cash Flows –	3

	Six Months Ended June 30, 2001 and 2000

	Notes to Condensed Consolidated Financial Statements – June 30, 2001	4

Item 2.	Management’s Discussion and Analysis of Financial	6

	Condition and Results of Operations

Part II:	Other Information

Item 1.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
	(In thousands)
Assets

Current assets:

Cash	$1,111	$2,750

Accounts receivable, less allowances of $2,385,000 and $1,427,000 at June 30, 2001 and December 31, 2000, respectively	34,898	28,488

Inventories, net	25,119	20,406

Deferred income taxes	3,596	3,596

Prepaid expenses and other	3,129	2,091

Total current assets	67,853	57,331

Property and equipment, net	7,070	5,996

Deferred income taxes	605	605

Goodwill, net	2,191	2,275

Other assets	626	711

Total Assets	$78,345	$66,918

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$11,701	$7,118

Accrued salaries and incentives	2,137	2,561

Accrued warranty	4,662	4,621

Income taxes payable	386	449

Other accrued expenses	5,205	4,468

Current portion of notes payable, long-term debt and capital lease obligations	1,167	935

Total current liabilities	25,258	20,152

Notes payable and long-term debt, less current portion	1,600	0

Capital lease obligations, less current portion	261	434

Shareholders’ equity:

Common stock, $.01 par value – Authorized shares – 40,000,000
Issued shares - 8,170,624 shares at June 30, 2001, and 7,997,529 shares at December 31, 2000	82	80

Additional paid-in capital	30,060	29,504

Retained earnings	21,271	16,695

Accumulated other comprehensive income (loss)	(181)	53

Treasury stock – 832 shares	(6)	0

Total shareholders’ equity	51,226	46,332

Total liabilities and shareholders’ equity	$78,345	$66,918

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In thousands, except per share data)
Revenues	$44,803	$45,137	$82,166	$79,725

Cost of goods sold	29,306	27,561	53,389	48,674

Gross profit	15,497	17,576	28,777	31,051

Operating expenses:

Sales and marketing	6,235	7,080	12,015	12,796

General and administrative	4,326	4,121	7,700	7,586

Research and development	691	646	1,461	1,357

Total operating expenses	11,252	11,847	21,176	21,739

Operating income	4,245	5,729	7,601	9,312

Interest and other expense, net	96	273	300	734

Income before income tax	4,149	5,456	7,301	8,578

Income tax expense	1,563	2,040	2,723	3,235

Net income	$2,586	$3,416	$4,578	$5,343

Net income per share:

Basic	$0.32	$0.50	$0.57	$0.91

Diluted	$0.29	$0.41	$0.51	$0.73

Weighted average shares:

Basic	8,082	6,899	8,044	5,848

Diluted	8,925	8,431	8,903	7,366

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,

	2001	2000

	(In thousands)
Operating activities

Net income	$4,578	$5,343

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,688	1,971

Gain on sale of property and equipment	(4)	(3)

Provision for doubtful accounts	465	246

Provision for inventory	784	640

Changes in operating assets and liabilities:

Accounts receivable	(6,875)	(10,593)

Inventories	(5,497)	(2,740)

Prepaid expenses and other assets	(1,038)	(870)

Accounts payable	4,583	4,117

Accrued salaries and incentives	(507)	(1,828)

Accrued warranty	41	641

Income taxes payable	20	276

Other accrued expenses	738	2,679

Net cash used in operating activities	(1,024)	(121)

Investing activities

Purchases of property and equipment	(2,764)	(1,647)

Proceeds from sale of property and equipment	4	3

Decrease (increase) in other assets	170	(378)

Net cash used in investing activities	(2,590)	(2,022)

Financing activities

Payments on bank line of credit	0	(15,812)

Proceeds from (payments on) other long-term debt	2,068	(206)

Payments on capital lease obligations	(409)	(323)

Proceeds from the exercise of stock options and warrants	437	128

Proceeds from sale of capital stock	121	24,530

Treasury shares purchased	(6)	0

Net cash provided by financing activities	2,211	8,317

Effect of exchange rate changes on cash	(236)	(96)

Net increase (decrease) in cash and cash equivalents	(1,639)	6,078

Cash and cash equivalents at beginning of period	2,750	917

Cash and cash equivalents at end of period	$1,111	$6,995

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2001

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

Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results you may expect for the year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2000 filed with the SEC on March 13, 2001.

2. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2001	2000

	(In thousands)

Raw materials	$7,489	$7,330

Work-in-progress	1,186	863

Finished goods	18,379	13,659

	27,054	21,852

Less allowances	(1,935)	(1,446)

	$25,119	$20,406

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(continued)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
Numerator:

Net income	$2,586	$3,416	$4,578	$5,343

Effect of dilutive securities interest impact of convertible debentures	0	10	0	23

Numerator for diluted net income per share, income available to common shareholders after assumed Conversions	$2,586	$3,426	$4,578	$5,366

Denominator:

Denominator for basic net income per share, weighted average shares	8,082	6,899	8,044	5,848

Effect of dilutive securities:

Employee stock options	837	1,212	853	1,143

Warrants	6	8	6	19

Convertible debentures	0	312	0	356

Dilutive potential common shares	843	1,532	859	1,518

Denominator for diluted net income per share, adjusted weighted average shares and assumed conversions	8,925	8,431	8,903	7,366

Basic net income per share	$0.32	$0.50	$0.57	$0.91

Diluted net income per share	$0.29	$0.41	$0.51	$0.73

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10-K for the year 2000, filed with the SEC on March 13, 2001.

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

Business

We generated over 98% of our sales in the quarters ended June 30, 2001 and 2000 from our car audio products.

In the U.S., we sell our car audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in over 60 countries. In most countries outside the U.S., we have established relationships with independent distributors who purchase our products and resell them to retailers. As part of our efforts to convert selected foreign markets to a one-step distribution system, we sell through wholly owned subsidiaries using commissioned independent sales representatives in Germany (since 1999), Austria (beginning in early 2000) and Japan (starting in 2001). We sell through commissioned independent sales representatives in Canada (since 1999).

In March 1999, we began selling our car audio products to Best Buy. Best Buy accounted for 16.6% of our sales for the six months ended June 30, 2001 and 15.8% for the six months ended June 30, 2000. Our growth plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

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

Results of Operations

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	65.4	61.1	65.0	61.1

Gross profit	34.6	38.9	35.0	38.9

Operating expenses:

Sales and marketing	13.9	15.7	14.6	16.0

General and administrative	9.7	9.1	9.3	9.5

Research and development	1.5	1.4	1.8	1.7

Sales, general and administrative expenses	25.1	26.2	25.7	27.2

Operating income	9.5	12.7	9.3	11.7

Interest and other expense, net	0.2	0.6	0.4	0.9

Income before tax	9.3	12.1	8.9	10.8

Income tax expense	3.5	4.5	3.3	4.1

Net income	5.8%	7.6%	5.6%	6.7%

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

Research and development expenses primarily consist of salaries associated with our research and development personnel.

Geographic Distribution of Sales

Our sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In thousands)		(In thousands)
REGION:

United States	$36,733	$37,210	$68,168	$66,773

Other Americas	3,304	3,112	5,190	4,661

Europe	2,627	2,111	4,517	3,771

Asia	2,139	2,704	4,291	4,520

Total sales (1)	$44,803	$45,137	$82,166	$79,725

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales increased by $2.5 million, or 3.1%, to $82.2 million for the six months ended June 30, 2001 from $79.7 million for the six months ended June 30, 2000. Excluding currency effects, sales increased 3.9% for the six months ended June 30, 2001. The increase in sales primarily was attributable to growth in Lightning Audio sales due to the launch of a new line of full-range speakers and the introduction of new brand line amplifiers and subwoofers. The increase in Lightning Audio sales of 54.0% was partially offset by a 3.2% decrease in Rockford Fosgate sales year over year. In addition, Best Buy accounted for $13.6 million, or 16.6% of our sales, for the six months ended June 30, 2001 compared to $12.6 million, or 15.8% of our sales, for the six months ended June 30, 2000.

U.S. sales increased by $1.4 million, or 2.1%, to $68.2 million for the six months ended June 30, 2001 from $66.8 million for the six months ended June 30, 2000. International sales increased by $1.1 million, or 8.5%, to $14.0 million for the six months ended June 30, 2001 from $12.9 million for the six months ended June 30, 2000.

Cost of Goods Sold. Cost of goods sold increased by $4.7 million, or 9.6%, to $53.4 million for the six months ended June 30, 2001 from $48.7 million for the six months ended June 30, 2000. Substantially all of the increase was due to increased sales of lower margined product. As a percent of sales, cost of goods sold increased to 65.0% for the six months ended June 30, 2001 from 61.1% for the six months ended June 30, 2000. The primary reasons for the increase as a percent of sales included a mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs to increase market share and end-of-life discounts on source units.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.8 million, or 6.7%, to $12.0 million for the six months ended June 30, 2001 from $12.8 million for the six months ended June 30, 2000. As a percent of sales, sales and marketing expenses decreased to 14.6% for the six months ended June 30, 2001 from 16.0% for the six months ended June 30, 2000. The decrease as a percent of sales primarily was because of lower commissions and because some expenses in this category are fixed and do not fluctuate with sales.

General and Administrative Expenses. General and administrative expenses increased slightly by $0.1 million, or 1.3%, to $7.7 million for the six months ended June 30, 2001 from $7.6 million for the six months ended June 30, 2000. As a percent of sales, general and administrative expenses decreased to 9.3% for the six months ended June 30, 2001 from 9.5% for the six months ended June 30, 2000. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

Research and Development Expenses. Research and development expenses increased by $0.1 million, or 7.1%, to $1.5 million for the six months ended June 30, 2001 from $1.4 million for the six months ended June 30, 2000. As a percent of sales, these expenses increased to 1.8% for the six months ended June 20, 2001 from 1.7% for the six months ended June 30, 2000.

Operating Income. Operating income decreased by $1.7 million, or 18.3%, to $7.6 million for the six months ended June 30, 2001 from $9.3 million for the six months ended June 30, 2000. As a percent of sales, operating income decreased to 9.3% for the six months ended June 30, 2001 from 11.7% for the six months ended June 30, 2000. This decrease primarily was attributable to mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs to increase market share and end-of-life discounts on source units.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.4 million, or 59.1%, to $0.3 million for the six months ended June 30, 2001 from $0.7 million for the six months ended June 30, 2000. The decrease in interest expense was primarily due to the repayment of our line of credit with proceeds from our initial public offering on April 20, 2000, which was partially offset by losses resulting from foreign currency exchange rate changes on certain international sales.

Income Tax Expense. Income tax expense decreased by $0.5 million, or 15.6%, to $2.7 million for the six months ended June 30, 2001 from $3.2 million for the six months ended June 30, 2000. The effective income tax rates were 37.3% for the six months ended June 30, 2001 and 37.7% for the six months ended June 30, 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales decreased by $0.3 million, or 0.7%, to $44.8 million for the three months ended June 30, 2001 from $45.1 million for the three months ended June 30, 2000. Excluding currency effects, sales decreased by 0.2% for the three months ended June 30, 2001. The decrease in sales primarily was attributable to an overall softness in the car audio market. In addition, Best Buy accounted for $7.0 million, or 15.6% of our sales, for the three months ended June 30, 2001 compared to $6.3 million, or 13.9% of our sales, for the three months ended June 30, 2000.

U.S. sales decreased by $0.5 million, or 1.3%, to $36.7 million for the three months ended June 30, 2001 from $37.2 million for the three months ended June 30, 2000. International sales increased by $0.2 million, or 2.5%, to $8.1 million for the three months ended June 30, 2001 from $7.9 million for the three months ended June 30, 2000.

Cost of Goods Sold. Cost of goods sold increased by $1.7 million, or 6.2%, to $29.3 million for the three months ended June 30, 2001 from $27.6 million for the three months ended June 30, 2000. Substantially all of the increase was due to increased sales of lower margined product. As a percent of sales, cost of goods sold increased to 65.4% for the three months ended June 30, 2001 from 61.1% for the three months ended June 30, 2000. The primary reasons for the increase as a percent of sales included a mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs to increase market share and end-of-life discounts on source units.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.9 million, or 12.7%, to $6.2 million for the three months ended June 30, 2001 from $7.1 million for the three months ended June 30, 2000. As a percent of sales, sales and marketing expenses decreased to 13.9% for the three months ended June 30, 2001 from 15.7% for the three months ended June 30, 2000. The decrease as a percent of sales primarily was because of lower commissions and because some expenses in this category are fixed and do not fluctuate with sales.

General and Administrative Expenses. General and administrative expenses increased slightly by $0.2 million, or 4.9%, to $4.3 million for the three months ended June 30, 2001 from $4.1 million for the three months ended June 30, 2000. Although our focus is on controlling operational spending, some expenses that are fixed over the short run cannot be quickly reduced. As a percent of sales, general and administrative expenses increased to 9.7% for the three months ended June 30, 2001 from 9.1% for the three months ended June 30, 2000. The increase as a percent of sales primarily was because some expenses in this category could not be decreased in the short run while our sales decreased slightly during this period.

Research and Development Expenses. Research and development expenses increased by $0.1 million, or 7.0%, to $0.7 million for the three months ended June 30, 2001 from $0.6 million for the three months ended June 30, 2000. As a percent of sales, these expenses increased to 1.5% for the three months ended June 20, 2001 from 1.4% for the three months ended June 30, 2000.

Operating Income. Operating income decreased by $1.5 million, or 26.3%, to $4.2 million for the three months ended June 30, 2001 from $5.7 million for the three months ended June 30, 2000. As a percent of sales, operating income decreased to 9.5% for the three months ended June 30, 2001 from 12.7% for the three months ended June 30, 2000. This decrease primarily was attributable to a mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs to increase market share and end-of-life discounts on source units.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.2 million, or 66.7%, to $0.1 million for the three months ended June 30, 2001 from $0.3 million for the three months ended June 30, 2000. The decrease in interest expense was primarily due to the repayment of our line of credit with proceeds from our initial public offering on April 20, 2000, which was partially offset by losses resulting from foreign currency exchange rate changes on certain international sales.

Income Tax Expense. Income tax expense decreased by $0.4 million, or 20.0%, to $1.6 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. The effective income tax rates were 37.7% for the three months ended June 30, 2001 and 37.4% for the three months ended June 30, 2000.

Liquidity and Capital Resources

Since 1995, we have financed our business primarily using cash flows from operations, bank borrowings and borrowings from shareholders. In the second quarter of 2000 we added the proceeds of our initial public offering to this financing. We had working capital of $42.6 million at June 30, 2001, compared to $37.2 million at December 31, 2000. At June 30, 2001, we maintained $1.1 million of cash balances.

On June 28, 2001, we entered into a $30 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. This new credit facility replaced a $20 million line previously held with another financial institution.

As of June 30, 2001 we had a balance of $1.6 million on this bank credit facility, which is collateralized by substantially all of our assets. The line-of-credit has a blended variable interest rate per annum of LIBOR plus 150 basis points or prime plus no basis points. As of June 30, 2001, the revolving line-of-credit had an interest rate of 5.37% per annum. The bank credit facility is scheduled to mature on June 27, 2003. The credit facility contains provisions that, among other things, require Rockford to maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

We also have a $5.0 million capital lease credit facility under which we can fund leases until July 1, 2002, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As of June 30, 2001, the capital lease credit facility had an outstanding balance of $0.7 million with a weighted-average interest rate of 8.16% per annum.

Net cash used in operating activities was $1.0 million for the six months ended June 30, 2001, and $0.1 million for the six months ended June 30, 2000. Cash used in operating activities was primarily related to the effect of increasing accounts receivables and inventories, which was partially offset by the increase in accounts payable.

Net cash used in investing activities was $2.6 million for the six months ended June 30, 2001, and $2.0 million for the six months ended June 30, 2000. Net cash used in investing activities was primarily related to purchases of property and equipment and an increase in other assets.

Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2001, and $8.3 million for the six months ended June 30, 2000. Net cash provided by financial activities was primarily a result of borrowing from our new credit facility established on June 28, 2001. It also includes proceeds from the exercise of stock options, which was partially offset by payments on capital lease obligations. Net cash provided by financing activities for 2000 was primarily a result of the net proceeds received from our initial public offering on April 20, 2000 of $24.5 million partially offset by the repayment of our credit facility.

We may pursue acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition could result in an increase in working capital requirements depending on the amount, timing and nature of the consideration we agree to pay. On July 16, 2001, we entered into an agreement to purchase Audio Innovations, Inc., located in Stillwater, Oklahoma. Audio Innovations manufactures, markets and distributes branded, aftermarket car audio enclosures under the names of Q-Logic, Q-Forms and Q-Customs. Audio Innovations has a broad range of distribution including over 1,000 specialty dealer locations and major retailers such as Best Buy, Circuit City and Crutchfield. We completed this acquisition on July 31, 2001. We financed the purchase price of approximately $4 million, as well as debt repayments of approximately $2 million, from our line of credit. We also anticipate making earn-out payments to the sellers of $500,000 over the next three years.

We believe our existing resources and anticipated cash flows from operations will be sufficient to meet our cash needs for the next twelve months. This is the case even taking into account our Audio Innovations acquisition. However, should we pursue an acquisition larger than our existing resources can support, we may need to pursue additional debt or equity resources.

Subsequent Events

As noted above, we announced our agreement to acquire Audio Innovations on July 16, 2001, and completed the acquisition on July 31, 2001.

Part II. Other Information

Item 1. Legal Proceedings.

     In our Annual Report on Form 10-K for the year 2000, filed with the SEC on March 13, 2001, we described a patent claim made against us by Integrated Electronic Technologies ("IET") and its principal, David Fiori. The claim, which IET and Fiori have pursued intermittently since 1998, alleges that our patented TOPAZ circuit design infringes IET and Fiori patents. The TOPAZ circuit is used in our higher-priced “Punch” line of car audio amplifiers and in our Hafler professional amplifiers. Since March 13, 2001, we have engaged in additional discussions with Fiori and his counsel relating to the complaint filed early this year. Based on our belief that our products do not infringe the patents, and other available defenses, we have refused to make a material payment to settle the claim. Fiori served the complaint on us on June 26, 2001, and we filed an answer on July 16, 2001. Our answer denied all liability, asserted various defenses, and requested a finding that our products do not infringe on any of the patents in question. We continue to believe that these claims are without merit and intend to defend this matter vigorously.

     In addition to the above, we are and may continue to be a party to various lawsuits and arbitrations from time to time. As of June 30, 2001, we were not a party to any legal proceedings that we believe are material.

Item 4. Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of shareholders on Wednesday, April 25, 2001. The election of all our directors was the only matter submitted to our shareholders. The shareholders re-elected all six of our directors at the meeting.

     The names of the directors elected, and the number of votes each received, is as follows:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes

W. Gary Suttle	7,431,867	0	2,951	0

Nicholas G. Bartol	7,431,867	0	2,951	0

Ralph B. Godfrey	7,431,867	0	2,951	0

Jerry E. Goldress	7,431,867	0	2,951	0

Timothy C. Bartol	7,431,867	0	2,951	0

John P. Lloyd	7,431,867	0	2,951	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.6	Amendments to Bylaws adopted by the board of directors on

Exhibit
Number	Description of Document

3.6	May 14, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, and 3.7 for a description of the rights of the holders of Common Stock.

10.39	Credit Agreement among Rockford Corporation, the Subsidiaries of Rockford Corporation, Bank One, Arizona, N.A., and Bank of America, N.A.

10.40	Stock Purchase Agreement among Rockford Corporation, Audio Innovations, Inc., and the shareholders of Audio Innovations, Inc.*

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

(b)	Rockford did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: August 14, 2001	By:	/s/ James M. Thomson James M. Thomson Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.6	Amendments to Bylaws adopted by the board of directors on May 14, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, and 3.7 for a description of the rights of the holders of Common Stock.

10.39	Credit Agreement among Rockford Corporation, the Subsidiaries of Rockford Corporation, Bank One, Arizona, N.A., and Bank of America, N.A.

10.40	Stock Purchase Agreement among Rockford Corporation, Audio Innovations, Inc., and the shareholders of Audio Innovations, Inc.*

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.