Form 10-Q
period 2001-09-30
ROCKFORD CORP
filed 2001-11-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

         As of September 30, 2001, there were 8,172,924 shares of Common Stock, $.01 par value per share, outstanding.

ROCKFORD CORPORATION AND SUBSIDIARIES

		Page

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets –	1
	September 30, 2001 and December 31, 2000

	Condensed Consolidated Income Statements –	2

	Three and Nine Months Ended September 30, 2001 and 2000

	Condensed Consolidated Statements of Cash Flows –	3

	Nine Months Ended September 30, 2001 and 2000

	Notes to Condensed Consolidated Financial Statements – September 30, 2001	4

Item 2.	Management's Discussion and Analysis of Financial	7
	Condition and Results of Operations

Part II:	Other Information

Item 1.	Legal Proceedings	13

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
	(In thousands)
Assets

Current assets:

Cash	$2,590	$2,750

Accounts receivable, less allowances of $2,573,000 and $1,427,000 at September 30, 2001 and December 31, 2000, respectively	30,492	28,488

Inventories, net	33,002	20,406

Deferred income taxes	3,648	3,596

Prepaid expenses and other	2,930	2,091

Total current assets	72,662	57,331

Property and equipment, net	9,708	5,996

Deferred income taxes	637	605

Goodwill, net	5,038	2,275

Other assets	648	711

Total assets	$88,693	$66,918

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$7,553	$7,118

Accrued salaries and incentives	2,790	2,561

Accrued warranty	4,786	4,621

Income taxes payable	701	449

Other accrued expenses	4,425	4,468

Current portion of notes payable, long-term debt and capital lease obligations	1,783	935

Total current liabilities	22,038	20,152

Notes payable and long-term debt, less current portion	13,500	0

Capital lease obligations, less current portion	895	434

Shareholders’ equity:

Common stock, $.01 par value – Authorized shares – 40,000,000 Issued shares - 8,172,924 shares at September 30, 2001, and 7,997,529 shares at December 31, 2000	82	80

Additional paid-in capital	30,061	29,504

Retained earnings	22,194	16,695

Accumulated other comprehensive income (loss)	(71)	53

Treasury stock – 832 shares	(6)	0

Total shareholders’ equity	52,260	46,332

Total liabilities and shareholders’ equity	$88,693	$66,918

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

	(In thousands, except per share data)
Revenues	$36,562	$36,370	$118,727	$116,095

Cost of goods sold	24,577	24,491	77,966	73,165

Gross profit	11,985	11,879	40,761	42,930

Operating expenses:

Sales and marketing	5,962	5,000	17,974	17,796

General and administrative	3,272	3,501	10,973	11,087

Research and development	925	722	2,387	2,079

Abandoned acquisition costs	551	0	551	0

Total operating expenses	10,710	9,223	31,885	30,962

Operating income	1,275	2,656	8,876	11,968

Interest and other expense (income), net	(67)	79	234	813

Income before income tax	1,342	2,577	8,642	11,155

Income tax expense	489	925	3,211	4,160

Net income	$853	$1,652	$5,431	$6,995

Net income per share:

Basic	$0.10	$0.21	$0.67	$1.08

Diluted	$0.10	$0.19	$0.61	$0.90

Weighted average shares:

Basic	8,172	7,810	8,087	6,503

Diluted	8,957	8,643	8,905	7,794

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September
	2001	2000

	(In thousands)
Operating activities

Net income	$5,431	$6,995

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,803	2,881

Gain on sale of property and equipment	(4)	(3)

Provision for doubtful accounts	847	387

Provision for inventory	1,082	875

Changes in operating assets and liabilities, net of effects of business acquisitions:

Accounts receivable	96	(9,132)

Inventories	(6,457)	(4,201)

Prepaid expenses and other assets	(284)	(114)

Accounts payable	(441)	559

Accrued salaries and incentives	(935)	(1,524)

Accrued warranty	(140)	871

Income taxes payable	239	1,497

Other accrued expenses	(652)	571

Net cash provided by (used in) operating activities	1,585	(338)

Investing activities

Purchases of property and equipment	(3,875)	(2,960)

Proceeds from sale of property and equipment	4	3

Acquisition of businesses, net of cash acquired	(11,206)	0

Increase in other assets	(585)	(203)

Net cash used in investing activities	(15,662)	(3,160)

Financing activities

Proceeds from (payments on) bank line of credit and other debt	13,977	(15,698)

Payments on capital lease obligations	(557)	(483)

Proceeds from the exercise of stock options and warrants	558	487

Proceeds from sale of capital stock	0	24,119

Treasury shares purchased	(6)	0

Net cash provided by financing activities	13,972	8,425

Effect of exchange rate changes on cash	(55)	(273)

Net increase (decrease) in cash and cash equivalents	(160)	4,654

Cash and cash equivalents at beginning of period	2,750	917

Cash and cash equivalents at end of period	$2,590	$5,571

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2001

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

Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results you may expect for the year ending December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2000, filed with the SEC on March 13, 2001.

2. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2001	2000

	(In thousands)
Raw materials	$10,515	$7,330

Work-in-progress	1,539	863

Finished goods	23,647	13,659

	35,701	21,852

Less allowances	(2,699)	(1,446)

	$33,002	$20,406

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

	(In thousands, except per share data)
Numerator:

Net income	$853	$1,652	$5,431	$6,995

Effect of dilutive securities interest impact of convertible debentures	0	1	0	24

Numerator for diluted net income per share, income available to common shareholders after assumed conversions	$853	$1,653	$5,431	$7,019

Denominator:

Denominator for basic net income per share, weighted average shares	8,172	7,810	8,087	6,503

Effect of dilutive securities:

Employee stock options	780	798	813	1,030

Warrants	5	4	5	14

Convertible debentures	0	31	0	247

Dilutive potential common shares	785	833	818	1,291

Denominator for diluted net income per share, adjusted weighted average shares and assumed conversions	8,957	8,643	8,905	7,794

Basic net income per share	$0.10	$0.21	$0.67	$1.08

Diluted net income per share	$0.10	$0.19	$0.61	$0.90

4. Abandoned Acquisition Costs

During the three months ended September 30, 2001, the Company discontinued its pursuit of a potential acquisition candidate. This resulted in a charge of $551,000 during the period relating to previously deferred direct costs of acquisition.

5. Acquisitions

Audio Innovations. As at August 1, 2001, we acquired the Audio Innovations business by purchasing all of the outstanding shares of common stock of AI Research, Inc., an Oklahoma corporation. We paid the shareholders of AI Research $4 million at the closing and used approximately $2 million to pay outstanding AI Research debt. We also anticipate making payments of $500,000 to the selling shareholders over the next three years if we meet agreed upon profitability and sales goals for the Audio Innovations business. We financed the purchase price using borrowings from our line of credit.

The business was not a material business acquisition as is defined by the Security and Exchange Commission Rules and Regulations. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards Number 141 (SFAS 141), which was effective for the Company on July 1, 2001. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition with $2.9 million recorded as goodwill. In accordance with SFAS 141 goodwill is not amortized for acquisitions consummated after June 30, 2001. The results of operations of Audio Innovations have been included with our results of operations commencing on August 1, 2001.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

MB Quart. As at September 1, 2001, we acquired a new German subsidiary, MB Quart GmbH, as a subsidiary of our existing German subsidiary, Rockford Europe GmbH. Through MB Quart GmbH, we entered into agreements with Dr. Werner Schreiber, a receiver appointed under German bankruptcy law to manage the business of MB Quart Akustik GmbH. Under these agreements, MB Quart GmbH acquired substantially all of the operating assets of MB Quart Akustik GmbH, and we directly acquired all of the stock of its U.S. subsidiary, MB Quart Electronics USA, Inc. We paid approximately $6 million for all of these assets. We financed the purchase price, as well as working capital requirements for this acquired business, using borrowings from our line of credit.

The business was not a material business acquisition as is defined by the Security and Exchange Commission Rules and Regulations. The current assets acquired and current liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to property and equipment with no amounts being assigned to intangible assets or goodwill. The results of operations of MB Quart have been included with our results of operations commencing September 1, 2001.

On October 1, 2001, we announced that we are consolidating MB Quart’s U.S. subsidiary operations with our operations in Gilbert, Arizona and Grand Rapids, Michigan. This consolidation was contemplated by management at the time of the acquisition and the related costs of severance, employee relocation, and certain other exit costs will be accounted for as additional direct costs of acquisition of the business in accordance with EITF 95-3.

6. Pending Adoption of Accounting Standard

In June 2001, the FASB issued SFAS 141 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001, and also established specific criteria for the recognition of intangible assets separate from goodwill. As we historically reflected acquisitions using the purchase method, SFAS 141 is not expected to have a significant impact on us. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. SFAS 142 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. We will adopt SFAS 142 on January 1, 2002. We are currently evaluating the full impact that SFAS 141 and SFAS 142 will have on our consolidated financial statements, and believe that SFAS 142 will not have a material impact on our financial statements as amortization of goodwill and certain other intangible assets does not represent a significant expense for us. For the three and nine months ended September 30, 2001, amortization expense related to goodwill and indefinite life intangibles was approximately $14 thousand and $42 thousand, respectively. In accordance with SFAS 141, we did not amortize goodwill for acquisitions taking place during the three months ended September 30, 2001. In addition, upon adoption, we will perform the first of the required impairment tests of goodwill and indefinite life intangibles and have not yet determined what the effect of these tests will be on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10-K for the year 2000, filed with the SEC on March 13, 2001.

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

Overview

We design, manufacture and distribute high performance car audio systems and products under the Rockford Fosgate, Lightning Audio, Q-Logic, and MB Quart brands. We sell professional audio products under the Hafler and MB Quart brands. We also sell home audio and home theater products under the MB Quart and Fosgate Audionics brands. We acquired both the Q-Logic and MB Quart brands as a result of acquisitions that closed during the third quarter of 2001.

Our corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. We manufacture speakers at our facility in Grand Rapids, Michigan. We manufacture Q-Logic products at our recently acquired facility in Stillwater, Oklahoma and MB Quart products at our recently acquired facility in Obrigheim, Germany. We use warehouses strategically located in the U.S., Canada, Japan, Singapore and Germany that enhance our ability to serve our markets faster and, we believe, more cost effectively than many of our competitors.

We generated over 98% of our sales in the quarters ended September 30, 2001 and 2000 from our car audio products.

In the U.S., we sell our car audio products using commissioned independent sales representatives who are supported by our employee regional managers. Internationally, we sell products in over 60 countries. In most countries outside the U.S., we sell our products through independent distributors who purchase our products and resell them to retailers. As part of our efforts to convert selected foreign markets to a one-step distribution system, we now sell through wholly owned subsidiaries using commissioned independent sales representatives in Germany, Austria, Switzerland and Japan. We also sell through commissioned independent sales representatives in Canada.

Sales of our car audio products to Best Buy accounted for 15.7% of our sales for the nine months ended September 30, 2001 and 16.5% of our sales for the nine months ended September 30, 2000. Our business plans contemplate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

For a discussion of the Audio Innovations and MB Quart businesses that we acquired during the third quarter of 2001, please refer to Part II, Item 5 of this report.

Results of Operations

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	67.2	67.3	65.7	63.0

Gross profit	32.8	32.7	34.3	37.0

Operating expenses:

Sales and marketing	16.3	13.7	15.1	15.3

General and administrative	9.0	9.7	9.2	9.5

Research and development	2.5	2.0	2.0	1.8

Abandoned acquisition costs	1.5	0	0.5	0

Total operating expenses	29.3	25.4	26.8	26.6

Operating income	3.5	7.3	7.5	10.4

Interest and other expense (income), net	(0.2)	0.2	0.2	0.8

Income before tax	3.7	7.1	7.3	9.6

Income tax expense	1.4	2.5	2.7	3.6

Net income	2.3%	4.6%	4.6%	6.0%

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

Abandoned acquisition costs consist of costs we had capitalized throughout the previous quarters related to the pursuit of an acquisition candidate. We discontinued our pursuit of the acquisition during the third quarter of 2001 and, accordingly, expensed these costs.

Geographic Distribution of Sales

Our sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

	(In thousands)		(In thousands)
REGION:

United States	$30,543	$30,274	$98,711	$97,047

Other Americas	2,281	1,823	7,471	6,484

Europe	2,185	2,197	6,702	5,968

Asia	1,553	2,076	5,843	6,596

Total sales (1)	$36,562	$36,370	$118,727	$116,095

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales increased by $2.6 million, or 2.2%, to $118.7 million for the nine months ended September 30, 2001 from $116.1 million for the nine months ended September 30, 2000. Excluding currency effects, sales increased 2.9% for the nine months ended September 30, 2001. The increase in sales was primarily attributable to the addition of our new brands, Audio Innovations, MB Quart and InstallEdge.com, our OEM sales to Nissan, which began in the third quarter of 2001, and growth in Lightning Audio sales. The increase in these sales was partially offset by a decrease in Rockford Fosgate sales during the period, which reflects the soft consumer market.

U.S. sales increased by $1.6 million, or 1.6%, to $98.7 million for the nine months ended September 30, 2001 from $97.1 million for the nine months ended September 30, 2000. International sales increased by $1.0 million, or 5.3%, to $20.0 million for the nine months ended September 30, 2001 from $19.0 million for the nine months ended September 30, 2000.

Cost of Goods Sold. Cost of goods sold increased by $4.8 million, or 6.6%, to $78.0 million for the nine months ended September 30, 2001 from $73.2 million for the nine months ended September 30, 2000. Substantially all of the increase was due to increased sales of lower margined product. As a percent of sales, cost of goods sold increased to 65.7% for the nine months ended September 30, 2001 from 63.0% for the nine months ended September 30, 2000. The primary reasons for the increase as a percent of sales included a mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs to increase market share, and end-of-life discounts on source units.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.2 million, or 1.1%, to $18.0 million for the nine months ended September 30, 2001 from $17.8 million for the nine months ended September 30, 2000. As a percent of sales, sales and marketing expenses decreased to 15.1% for the nine months ended September 30, 2001 from 15.3% for the nine months ended September 30, 2000. The decrease as a percent of sales primarily was because of lower commissions and because some expenses in this category are fixed and do not fluctuate with sales.

General and Administrative Expenses. General and administrative expenses decreased slightly by $0.1 million, or 0.9%, to $11.0 million for the nine months ended September 30, 2001 from $11.1 million for the nine months ended September 30, 2000. As a percent of sales, general and administrative expenses decreased to 9.2% for the nine months ended September 30, 2001 from 9.5% for the nine months ended September 30, 2000.

Research and Development Expenses. Research and development expenses increased by $0.3 million, or 14.3%, to $2.4 million for the nine months ended September 30, 2001 from $2.1 million for the nine months ended September 30, 2000. As a percent of sales, these expenses increased to 2.0% for the nine months ended September 30, 2001 from 1.8% for the nine months ended September 30, 2000.

Abandoned Acquisition Costs. Abandoned acquisition costs of $0.6 million were incurred during the period ended September 30, 2001, when we discontinued our pursuit of a potential acquisition candidate. These costs represent the direct costs relating to the acquisition that we had deferred throughout previous quarters. As a percent of sales, abandoned acquisition costs represent 0.5% of sales for the nine months ended September 30, 2001.

Operating Income. Operating income decreased by $3.1 million, or 25.8%, to $8.9 million for the nine months ended September 30, 2001 from $12.0 million for the nine months ended September 30, 2000. As a percent of sales, operating income decreased to 7.5% for the nine months ended September 30, 2001 from 10.4% for the nine months ended September 30, 2000. This decrease primarily was attributable to a mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs to increase market share, the expensing of abandoned acquisition costs and end-of-life discounts on source units.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.6 million, or 75.0%, to $0.2 million for the nine months ended September 30, 2001 from $0.8 million for the nine months ended September 30, 2000. This decrease was primarily attributable to lower usage of our credit facility in 2001. We began using our new credit facility in the third quarter of 2001, in order to finance acquisitions, but had not made significant use of our credit facilities earlier in 2001. We had made greater use of our old credit facility early in 2000, prior to our initial public offering.

Income Tax Expense. Income tax expense decreased by $1.0 million, or 23.8%, to $3.2 million for the nine months ended September 30, 2001 from $4.2 million for the nine months ended September 30, 2000. The effective income tax rates were 37.2% for the nine months ended September 30, 2001 and 37.3% for the nine months ended September 30, 2000.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales increased by $0.2 million, or 0.5%, to $36.6 million for the three months ended September 30, 2001 from $36.4 million for the three months ended September 30, 2000. Excluding currency effects, sales increased by 1.1% for the three months ended September 30, 2001. The increase in sales primarily was attributable to the addition of our new brands, Audio Innovations, MB Quart and InstallEdge.com, and our OEM sales to Nissan, which began in the third quarter of 2001. The increase in these sales was partially offset by a decrease in Rockford Fosgate sales during the period, which reflects the soft consumer market and the disruptions caused by the events of September 11.

U.S. sales increased by $0.2 million, or 0.7%, to $30.5 million for the three months ended September 30, 2001 from $30.3 million for the three months ended September 30, 2000. International sales decreased slightly by $0.1 million, or 1.6%, to $6.0 million for the three months ended September 30, 2001 from $6.1 million for the three months ended September 30, 2000.

Cost of Goods Sold. Cost of goods sold increased slightly, by $0.1 million or 0.4%, to $24.6 million for the three months ended September 30, 2001 from $24.5 million for the three months ended September 30, 2000. As a percent of sales, cost of goods sold decreased slightly to 67.2% for the three months ended September 30, 2001 from 67.3% for the three months ended September 30, 2000.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.0 million, or 20.0%, to $6.0 million for the three months ended September 30, 2001 from $5.0 million for the three months ended September 30, 2000. As a percent of sales, sales and marketing expenses increased to 16.3% for the three months ended September 30, 2001 from 13.7% for the three months ended September 30, 2000. The increase in sales and marketing expenses was primarily related to higher freight expense and the additional expenses from our acquisitions, partially offset by lower commissions.

General and Administrative Expenses. General and administrative expenses decreased by $0.2 million, or 5.7%, to $3.3 million for the three months ended September 30, 2001 from $3.5 million for the three months ended September 30, 2000. As a percent of sales, general and administrative expenses decreased to 9.0% for the three months ended September 30, 2001 from 9.7% for the three months ended September 30, 2000. We have focused significant efforts on controlling operational spending, however some expenses are fixed over the short run and cannot be quickly reduced.

Research and Development Expenses. Research and development expenses increased by $0.2 million, or 28.6%, to $0.9 million for the three months ended September 30, 2001 from $0.7 million for the three months ended September 30, 2000. As a percent of sales, these expenses increased to 2.5% for the three months ended June 20, 2001 from 2.0% for the three months ended September 30, 2000.

Abandoned Acquisition Costs. Abandoned acquisition costs of $0.6 million were incurred during the period ended September 30, 2001, when we discontinued our pursuit of a potential acquisition candidate. These costs represent the direct costs relating to the acquisition that we had deferred throughout previous quarters. As a percent of sales, abandoned acquisition costs represent 1.5% of sales for the three months ended September 30, 2001.

Operating Income. Operating income decreased by $1.4 million, or 51.9%, to $1.3 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000. As a percent of sales, operating income decreased to 3.5% for the three months ended September 30, 2001 from 7.3% for the three months ended September 30, 2000. This decrease primarily was attributable to a mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs to increase market share, and the additional expenses from our acquisitions and the write-off of abandoned acquisition costs.

Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and currency gains and losses. Interest and other expense (income), net, improved by $0.2 million, to ($0.1) million income for the three months ended September 30, 2001 from $0.1 million expense for the three months ended September 30, 2000, primarily due to currency gains.

Income Tax Expense. Income tax expense decreased by $0.4 million, to $0.5 million for the three months ended September 30, 2001 from $0.9 million for the three months ended September 30, 2000. The effective income tax rates were 36.4% for the three months ended September 30, 2001 and 35.9% for the three months ended September 30, 2000.

Liquidity and Capital Resources

We had working capital of $50.6 million at September 30, 2001, compared to $37.3 million at December 31, 2000. At September 30, 2001, we maintained $2.6 million of cash balances.

On June 28, 2001, we entered into a $30 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. This new credit facility replaced a $20 million line previously maintained with another financial institution.

As at September 30, 2001 we had a balance of $13.5 million on our new bank credit facility, which is collateralized by substantially all of our assets. The line-of-credit has a blended variable interest rate per annum of LIBOR plus 150 basis points or prime plus no basis points. As at September 30, 2001, the revolving line-of-credit had a weighted average interest rate of 5.16% per annum. The bank credit facility is scheduled to mature on June 27, 2003. The credit facility includes provisions that, among other things, require that we maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of our debt and annual capital expenditures.

We also have a $5.0 million capital lease credit facility under which we may fund leases until July 1, 2002. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at September 30, 2001, the capital lease credit facility had an outstanding balance of $1.7 million with a weighted-average interest rate of 6.92% per annum.

Net cash provided by (used in) operating activities was $1.5 million for the nine months ended September 30, 2001, and ($0.3) million for the nine months ended September 30, 2000. Cash provided by operating activities is less than net income primarily due to the effect of increasing inventories, relating to increased product offerings, which offset the cash provided by net income. Additionally our inventories increased during the third quarter of 2001, due to the planned termination on July 31, 2001, of our agreement to have another company supply all of our Connecting Punch accessories. We acquired the other company’s Connecting Punch inventories on the termination date. We believe this change will allow us to increase our margins on sales of Connecting Punch accessories, but it requires that we maintain a substantial inventory that we did not previously hold.

Net cash used in investing activities was $15.7 million for the nine months ended September 30, 2001, and $3.2 million for the nine months ended September 30, 2000. Net cash used in investing activities was primarily related to the acquisitions of Audio Innovations and MB Quart in the third quarter of 2001 and to purchases of property and equipment.

Net cash provided by financing activities was $14.0 million for the nine months ended September 30, 2001, and $8.4 million for the nine months ended September 30, 2000. Net cash provided by financing activities for 2001 was primarily a result of borrowing from our new credit facility established on June 28, 2001. The majority of this borrowing was for the financing of our recent acquisitions. Net cash provided by financing activities for 2001 also includes $0.6 million of proceeds from the exercise of stock options. Net cash provided by financing activities for 2000 was primarily a result of the net proceeds of $24.1 million received from our initial public offering on April 20, 2000, partially offset by the repayment of our credit facility and other debt obligations.

We may pursue additional acquisitions of businesses, products or technologies that could complement or expand our business and product offerings. Any material acquisition could result in an increase in working capital requirements depending on the amount, timing and nature of the consideration we agree to pay.

Audio Innovations. As at August 1, 2001, we acquired the Audio Innovations business by acquiring all of the outstanding shares of common stock of AI Research, Inc., an Oklahoma corporation. We paid the shareholders of AI Research $4 million at the closing and used approximately $2 million to pay outstanding AI Research debt. We also anticipate making payments of $500,000 to the selling shareholders over the next three years if we meet agreed upon profitability and sales goals for the Audio Innovations business. We financed the purchase price using borrowings from our line of credit.

MB Quart. As at September 1, 2001, we acquired a new German subsidiary, MB Quart GmbH, as a subsidiary of our existing German subsidiary, Rockford Europe GmbH. Through MB Quart GmbH, we entered into agreements with Dr. Werner Schreiber, a receiver appointed under German bankruptcy law to manage the business of MB Quart Akustik GmbH. Under these agreements, MB Quart GmbH acquired substantially all of the operating assets of MB Quart Akustik GmbH, and we directly acquired all of the stock of its U.S. subsidiary, MB Quart Electronics USA, Inc. We paid approximately $6 million for all of these assets. We financed the purchase price, as well as working capital requirements for this acquired business, using borrowings from our line of credit.

We believe our existing resources and anticipated cash flows from operations will be sufficient to meet our cash needs for the next twelve months. This is the case even taking into account our Audio Innovations and MB Quart acquisitions. However, should we pursue an acquisition larger than our existing resources can support, we may need to seek additional debt or equity resources.

Part II. Other Information

Item 1. Legal Proceedings.

In our Annual Report on Form 10-K for the year 2000, filed with the SEC on March 13, 2001, we described a patent claim made against us by Integrated Electronic Technologies and its principal, David Fiori. The claim, which IET and Fiori have pursued intermittently since 1998, alleges that our patented TOPAZ circuit design infringes IET and Fiori patents. The TOPAZ circuit is used in our higher-priced

“Punch” line of car audio amplifiers and in our Hafler professional amplifiers. Since March 13, 2001, we have engaged in additional discussions with Fiori and his counsel relating to the complaint filed early this year. Based on our belief that our products do not infringe the patents, and other available defenses, we have refused to make a material payment to settle the claim. Fiori served the complaint on us on June 26, 2001, and we filed an answer on July 16, 2001. Our answer denied all liability, asserted various defenses, and requested a finding that our products do not infringe on any of the patents in question. We continue to believe that these claims are without merit and intend to defend this matter vigorously.

During September 2001, we were served with a complaint and request for a Temporary Restraining Order filed in Orange County, California, by P.B. Clarke & Associates. P.B. Clarke is the former employer of John Patterson, the employee we have retained to manage our new InstallEdge.com business. The complaint alleged that Mr. Patterson had improperly used P.B. Clarke’s confidential information and sought a temporary restraining order to prevent further misappropriation of that information. After a hearing, the judge found that there was insufficient basis for an injunction and denied P.B. Clarke’s request for a TRO. The matter is now scheduled for trial in June 2002. We believe that there is no basis for P.B. Clarke’s complaint and, based on the evidence presented at the hearing, have demanded that P.B. Clarke dismiss its complaint. Should P.B. Clarke fail to do so, we intend to defend this matter vigorously.

Our Audio Innovations and MB Quart businesses are not party to any material legal proceedings, aside from actions in the ordinary course of business.

In addition to the above, we are and may continue to be a party to various lawsuits and arbitrations from time to time. As of September 30, 2001, we were not a party to any legal proceedings that we believe are material.

Item 5. Other Information

We completed two acquisitions in the third quarter of 2001, including:

•	the acquisition of the Audio Innovations business as at August 1, 2001; and

•	the acquisition of the assets of MB Quart Akustik GmbH as at September 1, 2001.

Neither acquisition was large enough to require a current report on Item 2 of Form 8-K at the time of the acquisition, but we did report each acquisition in press releases issued on July 31, 2001 (for Audio Innovations) and on September 5, 2001 (for MB Quart). This section of our report is designed to provide a more complete description of the businesses we acquired, since we do not wish to wait to provide more information until we file our annual report next spring. Therefore, we are including additional information in this report describing the Audio Innovations and MB Quart businesses we have acquired.

Overview of the Acquisitions

Audio Innovations. As at August 1, 2001, we acquired the Audio Innovations business by acquiring all of the outstanding shares of common stock of AI Research, Inc., an Oklahoma corporation. We paid the shareholders of AI Research $4 million at the closing and used approximately $2 million to pay outstanding AI Research debt. We also anticipate making payments of $500,000 to the selling shareholders over the next three years if we meet agreed upon profitability and sales goals for the Audio Innovations business. We financed the purchase price using borrowings from our line of credit.

MB Quart. As at September 1, 2001, we acquired a new German subsidiary, MB Quart GmbH, as a subsidiary of our existing German subsidiary, Rockford Europe GmbH. Through MB Quart GmbH, we entered into agreements with Dr. Werner Schreiber, a receiver appointed under German bankruptcy law to manage the business of MB Quart Akustik GmbH. Under these agreements, MB Quart GmbH acquired substantially all of the operating assets of MB Quart Akustik GmbH, and we directly acquired all of the stock of its U.S. subsidiary, MB Quart Electronics USA, Inc. We paid approximately $6 million for all of these assets. We financed the purchase price, as well as working capital requirements for this acquired business, using borrowings from our line of credit.

MB Quart Akustik GmbH had been placed into receivership under German bankruptcy law in May 2001 when its principal banks refused to provide additional funding because of defaults under their loan agreements with MB Quart Akustik GmbH. MB Quart Akustik GmbH had been the subject of a leveraged buyout in 1998 and, in our view, failed principally because of inadequate capitalization after the buyout, unstable management, and poor marketing decisions in its European home audio business. We believe that we will be able to correct these issues and complete a turnaround that new management began just before the receivership.

Additional Risk Factors

Because Audio Innovations and MB Quart operate in the same industry as our existing businesses, they are generally subject to the same risks as those existing businesses. For a discussion of these risks, please refer to our Annual Report on Form 10-K for the year 2000, filed with the SEC on March 13, 2001, and in Exhibit 99.1 to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.”

As you evaluate our business after these acquisitions, you should take into account that we may have difficulty integrating Audio Innovations and MB Quart. If we have difficulty, these acquisitions could reduce our income and distract us from our core business. To acquire these two businesses we paid approximately $12 million in cash and have invested additional funds since the acquisitions to provide working capital. We may not successfully integrate and operate these businesses and they may take management attention away from our core business as we attempt to integrate them. If we are not successful in integrating these businesses, our failure could reduce our income and impair our management of our core business.

Description of Products

Audio Innovations Products. Audio Innovations develops and markets branded car audio products including Q-Logic™ Speaker Enclosures, Q-Forms™ Kick Panels, and Q-Customs™ Enclosures. Each of these products are designed to hold car audio speakers, providing an effective and convenient method for installing improved speakers in cars, trucks, and SUVs. These products complement our existing Rockford Fosgate and Lightning Audio products, since many consumers will purchase an Audio Innovations product as the “box” to hold Rockford Fosgate or Lightning Audio speakers.

Audio Innovations’ products have U.S. retail prices from $29.95 to $ 319.95 for each enclosure.

Audio Innovations has an additional business selling garage storage cabinets for home use, with retail prices ranging from $69.00 to $289.95.

MB Quart Products. MB Quart is located in Obrigheim, in southwestern Germany, where it develops, engineers and manufactures loudspeaker products and technologies, primarily for the car audio market. Its strength in the car market is in tweeter, coaxial and component speakers, the speakers used to reproduce mid-range and higher frequency sounds for quality audio systems. In this market, it is a highly respected “premium” brand. In addition to car audio speakers, MB Quart also manufactures and distributes home audio speakers and professional headphones.

In the U.S. MB Quart sells 5 series of mobile speaker products, including:

•	11 models of Q-Series speakers, with U.S. retail prices from $649.00 to $1,499.00 per pair;

•	10 models of Premium Series speakers, with U.S. retail prices from $479.00 to $829.00 per pair;

•	19 models of Reference Series speakers, with U.S. retail prices from $249.00 to $499.00 per pair;

•	20 models of Discus Series speakers, with U.S. retail prices from $109.00 to $399.00 per pair; and

•	2 models of Nautic Series speakers, with U.S. retail prices from $249.00 to $449.00 per pair.

MB Quart also sells

•	bookshelf, tower, and in-wall speakers for home audio use, with U.S. retail prices ranging from $99.00 to $1,799.00 per pair; and

•	headphones for professional use, with U.S. retail prices ranging from $150.00 to $1,944.00 per pair.

Sales, Marketing, and Distribution

Since both Audio Innovations and MB Quart operate in the car audio market, we anticipate marketing these brands using many of the marketing techniques and strategies we use to market our Rockford Fosgate and Lightning Audio brand products. We intend to maintain the distinct identities of the brands, since each is well respected in its niche.

Audio Innovations products are sold primarily in the U.S. to customers including consumer electronics retailers Best Buy and Circuit City, catalog retailer Crutchfield Corporation, and over 1,000 audio/video and specialty dealers.

MB Quart products are sold worldwide, with primary distribution in the U.S. and Europe. In the U.S., MB Quart products are sold in over 800 audio/video and specialty dealers. In the U.S., MB Quart does not sell its products through the national consumer electronics chains like Best Buy and Circuit City.

Both Audio Innovations and MB Quart products are sold to retailers in the U.S. through independent sales representatives, who identify, recruit and sell to dealers in their regions. Audio Innovations uses 18 independent sales representatives and also sells directly to national accounts such as Best Buy and Circuit City. MB Quart uses 16 independent sales representatives in the U.S.

The structure and compensation for the Audio Innovations and MB Quart sales representatives is comparable to the structure and compensation we use for our existing Rockford Fosgate and Lightning Audio products in the U.S. and there is some overlap among the representatives for each product line. We anticipate maintaining the independent sales representatives for each product line (with some overlap continuing), but expect to combine a number of “back-office” functions into our existing operations to improve efficiency and take advantage of economies of scale.

In Europe, MB Quart distributes its car audio and home audio products directly to dealers in Germany and Austria and sells in 16 other countries through independent distributors. The basic structure of compensation for sales representatives and distributors who sell MB Quart products in Europe is similar to the structure for our sales representatives and distributors who sell Rockford Fosgate products in Europe.

Competition

Both Audio Innovations and MB Quart products are sold in the car audio market, facing essentially the same competition and competitors as those identified in our Annual Report for Rockford Fosgate and Lightning Audio products.

Audio Innovations operates in a small niche of the car audio market and its principal competition is often “custom” boxes that dealers will build for customers. As a result, its market tends to be somewhat more fragmented than the car audio market in general.

MB Quart operates at the “high end” of the car audio market, competing primarily with specialty manufacturers of speakers such as Boston Acoustics and Polk Audio for sales of premium quality speakers. This is a highly competitive market, although the competition is generally based more upon perceived quality and performance rather than upon price.

MB Quart also competes in the home audio and home theater speaker market. This market is highly fragmented, with literally dozens of companies competing for sales. These include:

•	large consumer electronics manufacturers such as Sony, Pioneer, Recoton (using its NHT and Audio Research brands), and Harman Industries (using its Infinity, JBL, and Revel brands); and

•	smaller specialty companies, such as Boston Acoustics, Polk Audio, Celestion, and Yamaha.

MB Quart is a relatively small player in this market, in terms of sales volume, although we believe it has a positive reputation for well-engineered and high quality products.

Research and Development

Audio Innovations has a staff of seven devoted to research and development activities related to its speaker enclosure business. This staff is focused on in-house design and tooling for Audio Innovations products and on supporting Audio Innovations’ production capability for the custom design of wood and plastic products.

MB Quart has a research and development staff of 19, all located at its facility in Obrigheim, Germany. This staff provides services for MB Quart comparable to the services our research and development staff in the U.S. provides for our Rockford Fosgate and Lightning Audio products.

Manufacturing

Audio Innovations manufactures its products at leased facilities in Stillwater, Oklahoma.

MB Quart manufactures its products at a facility in Obrigheim, Germany. MB Quart uses cellular manufacturing processes similar to those we use in our U.S. manufacturing facilities, but has not used just-in-time supply management to the extent that we have. MB Quart has focused on integrated manufacturing of speakers and has extensive tooling capabilities that have contributed to its reputation for quality.

Employees

As at September 30, 2001, Audio Innovations employed 93 people at its facilities in Stillwater, Oklahoma, including 71 engaged in manufacturing, 7 in research and development, 4 in sales and marketing and 11 in administration. We anticipate maintaining all of the operations that existed in Stillwater before our acquisition, other than the integration of some back-office and information technology functions into our existing operations.

As at September 30, 2001, MB Quart employed 153 full time people at its facilities in Obrigheim, Germany, including 116 engaged in manufacturing, 19 in research and development, 9 in sales and marketing and 9 in administration. It also employed 9 part time employees (4 in sales and 5 in administration) and 5 trainees. The employees in Obrigheim are members of a workers council and are represented by a union, but we believe that our relations with the workers council, union, and employees are good. We anticipate retaining all of these employees and their operations in Obrigheim.

MB Quart’s U.S. subsidiary also employed 23 people at its U.S. headquarters in Walpole, Massachusetts. On October 1, 2001, we announced that we are consolidating and relocating the MB Quart office and warehouse in Walpole. Key MB Quart personnel will be relocated into our facilities in Gilbert, Arizona. Additionally, MB Quart’s finished goods inventory will be relocated to our existing warehouse facilities in Grand Rapids, Michigan. We expect to complete this move by December 31, 2001.

Properties

Audio Innovations operates in leased facilities, totaling 65,000 square feet, in Stillwater, Oklahoma. The facilities are leased from the former shareholders of AI Research under leases for a term of 5 years ending on June 30, 2006, and with annual lease payments of approximately $100,800.

MB Quart operates in owned facilities, on land totaling approximately 19,792 square meters and with buildings totaling approximately 6,550 square meters. We acquired the land and buildings in connection with our acquisition of the MB Quart Akustik GmbH assets.

MB Quart’s U.S. subsidiary leases approximately 19,500 square feet of building space in Walpole, Massachusetts, under a lease that expires on February 1, 2006. We announced the closing of this facility on October 1, 2001, and intend to sublease the facility for the remainder of the lease term. The annual lease for this facility is $118,000.

Intellectual Property

Audio Innovations’ principal trademarks and trade names include:

•	Audio Innovations™;

•	Q-Logic™;

•	Q-Forms™; and

•	Q-Customs™

MB Quart’s principal trademarks and trade names include:

•	MB Quart®;

•	Q-Series;

•	Discus; and

•	Nautic

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.6	Amendments to Bylaws adopted by the board of directors on May 14, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, and 3.7 for a description of the rights of the holders of Common Stock

10.41	English translation of the Asset Purchase Agreement between a subsidiary of Rockford Corporation and Dr Werner Schreiber, a receiver under German bankruptcy law. Under this Agreement, the subsidiary acquired the assets of MB Quart Akustik GmbH

10.42	English translation of the Deed between a subsidiary of Rockford Corporation and Dr Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the real estate assets of MB Quart Akustik GmbH

10.43	English translation of the Deed between Rockford Corporation and Dr Werner Schreiber, a receiver under German bankruptcy law. Under this Deed, Rockford acquired the shares of MB Quart Electronics USA, Inc. (the U.S. subsidiary of MB Quart Akustik GmbH)

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b)	Rockford did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: November 14, 2001	By:	/s/ James M. Thomson

James M. Thomson Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Index to Exhibits

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.6	Amendments to Bylaws adopted by the board of directors on May 14, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, and 3.7 for a description of the rights of the holders of Common Stock

10.41	English translation of the Asset Purchase Agreement between a subsidiary of Rockford Corporation and Dr Werner Schreiber, a receiver under German bankruptcy law. Under this Agreement, the subsidiary acquired the assets of MB Quart Akustik GmbH

10.42	English translation of the Deed between a subsidiary of Rockford Corporation and Dr Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the real estate assets of MB Quart Akustik GmbH

10.43	English translation of the Deed between Rockford Corporation and Dr Werner Schreiber, a receiver under German bankruptcy law. Under this Deed, Rockford acquired the shares of MB Quart Electronics USA, Inc. (the U.S. subsidiary of MB Quart Akustik GmbH)

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b)	Rockford did not file any reports on Form 8-K during the quarter for which this report is filed.