Form 10-K
period 2001-12-31
ROCKFORD CORP
filed 2002-03-29
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission File Number 000-30138

ROCKFORD CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Arizona	86-0394353
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

600 South Rockford Drive

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

Yes ☒ No ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $41,089,584 as of March 15, 2002.

      There were 8,378,619 shares of Common Stock issued and outstanding as of March 15, 2002.

      Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held on May 8, 2002, are incorporated by reference into Part III of this report. Exhibit 99.1 to this report is also incorporated by reference into Part I of this report.

ROCKFORD CORPORATION

FORM 10-K
DECEMBER 31, 2001

      The market value of our voting stock held by non-affiliates shown on the cover page is based on:

•	Our estimate of the number of shares held by non-affiliates; and

•	$8.80 per share, the price at which our shares were last sold on March 15, 2002, as reported by The NASDAQ Stock Market.

      Our calculation of the number of shares held by affiliates is a good faith estimate for this Annual Report. Shares held by affiliates include all shares beneficially owned by our executive officers and directors. They also include shares held by any shareholder who beneficially owned more than 10% of our shares, as disclosed in this report, except that we have not included in shares held by affiliates the shares that may be beneficially owned by Quaker Capital Management Corporation in light of its disclaimer of beneficial ownership. We are not bound by this figure for any other purpose.

PART I

Item I.     Business

Forward-Looking Statements And Risk Factors

      We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, product development, business strategy (including the possibility of future acquisitions), continued acceptance and growth of our products, dependence on significant customers and suppliers, and the adequacy of our available cash resources. Our statements may contain projections of results of operations or of financial condition. You may identify these statements by our use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.

      Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on our forward-looking statements, which speak only as at the date on which they are made. Our actual results may differ materially from those described in our forward-looking statements. We disclaim any obligation or undertaking to update our forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.

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

Our Business

      Rockford designs, manufactures and distributes high-performance audio systems for the mobile, professional and home theater audio markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, Q-Logic and MB Quart brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers and accessories. Based on dollar sales in 2001 of all our brands, we rank first in U.S. market share for mobile audio amplifiers and second for mobile audio speakers. We sell professional audio products under the Hafler and MB Quart brands. We also sell home theater products under the MB Quart and Fosgate Audionics brands. We acquired the Q-Logic and MB Quart brands as a result of acquisitions during the third quarter of 2001.

      We believe our ability to deliver innovative and technologically advanced products appeals to our consumers’ desires for distinctive, leading-edge products and powerful, high-quality sound. We continue to develop new products to capitalize on improvements in digital technology that have increased demand for high-performance audio products. Our Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart and Hafler products have won numerous consumer and industry awards.

Our Brands

      Our marketing and product development efforts are designed to enhance our brand images and generate increased loyalty among our consumers in each segment and among the retailers who sell our products. We market our products under the following brands:

•	Rockford Fosgate. We believe Rockford Fosgate is one of the most preferred high-performance mobile audio brands. We believe our core consumers, 16-24 year old males, view Rockford Fosgate as the “coolest” mobile audio brand. Many of these consumers devote a significant portion of their time and disposable income to their mobile audio systems. We target these consumers by offering distinctive, leading-edge products and powerful, high-quality sound supported by aggressive grass roots marketing. As a result of our consumers’ loyalty, we believe Rockford Fosgate has generated loyalty among the retailers who use our brand, products and distinctive marketing programs as a “pull” brand to attract these consumers. Our Rockford Fosgate mobile audio products are marketed under three primary brand names: (1) Punch — the brand for the majority of our amplifiers, subwoofers, speakers and source units; (2) Power — the brand for our higher performing amplifiers, subwoofers, and speakers; and (3) Type RF — our highest performing mobile audio amplifiers, introduced at the 2002 Consumer Electronics Show. We sell Rockford Fosgate products to Nissan for installation as part of the factory installed audio system for three models of Nissan vehicles, the Sentra, Xterra and Frontier Crew Cab. We also sell Rockford Fosgate products under the Connecting Punch brand (for a full line of mobile audio installation accessories) and the Punch Sport brand (for promotional items and clothing);

•	Lightning Audio. When we acquired Lightning Audio in 1999 it was a manufacturer and distributor of mobile audio accessories. We acquired Lightning Audio with a view toward marketing a complementary line of mobile audio products under the Lightning Audio brand. In addition to accessories, we now sell amplifiers and subwoofers under the Storm brand and amplifiers, a full line of speakers and subwoofers under the Bolt and Strike brands. The products under these three Lightning Audio brands are more moderately priced than our Rockford Fosgate products. Also under the Lightning Audio brand we have introduced the InstallEdge.com business-to-business brand that will offer back shop supplies to mobile audio installation shops, custom home audio installers and marine outfitters;

•	Hafler. We sell high-performance amplifiers and speakers to the professional audio market under our Hafler brand. Recording studios, broadcast studios, movie theaters, concert facilities, stadiums and touring bands use our Hafler professional audio products;

•	Fosgate Audionics. We plan to distribute home theater speakers and electronics under the Fosgate Audionics brand through conventional retail channels. We acquired the Fosgate Audionics brand from its creators, Jim Fosgate and Charles Wood, pioneers in the development of surround sound applications for home theater use. Our home theater line will use technology from our Hafler brand and we believe our home theater products will benefit from the strong reputation of our Hafler brand. Our target dealers for this brand are specialty audio and home theater stores;

•	Q-Logic. Our recently acquired subsidiary, Audio Innovations, develops and markets Q-Logic speaker enclosures, Q-Forms kick panels and Q-Customs enclosures. Each of these products is designed to hold mobile audio speakers, providing an effective and convenient method for installing improved speakers in cars, trucks and SUVs. These products complement our existing Rockford Fosgate, Lightning Audio and MB Quart products, since many consumers will purchase an Audio Innovations product as the “box” to hold Rockford Fosgate, Lightning Audio or MB Quart speakers; and

•	MB Quart. We recently acquired the MB Quart business and assets. MB Quart is located in Obrigheim, Germany, where it develops, engineers and manufactures speaker products. We sell MB Quart speakers primarily for the mobile audio market, with strength in tweeter, coaxial and component speakers, the speakers used to reproduce mid-range and higher frequency sounds. The MB Quart mid-range and tweeter products are priced even higher than our Rockford Fosgate brand speakers, and offer German engineered precision to our customers. Our MB Quart brand appeals to consumers who are willing to pay a premium price for some of the best mobile audio speakers on the market. In addition to mobile audio speakers, we also manufacture and distribute home audio speakers and professional headphones under our MB Quart brand.

Growth of Our Brands

      Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high-performance audio products in the world. Each element of our strategy is intended to enhance and reinforce the global brand images of Rockford Fosgate, Lightning Audio, Hafler, Fosgate Audionics, Q-Logic and MB Quart among consumers and retailers. Key elements of our growth strategy are to:

•	Continue to introduce new and technologically innovative products;

•	Acquire, develop and expand additional audio brands, taking advantage of our technology and distribution strengths;

•	Broaden our distribution by entering new distribution channels and increasing penetration of our existing distribution channels;

•	Capitalize on our worldwide brand recognition and presence in Germany to increase sales in international markets; and

•	Expand our professional audio business and enter the home theater market.

      As a result of our strong brands and growth strategy, we believe we can grow our business significantly and become a much larger participant in the worldwide mobile, professional and home theater audio markets.

Our Products

     Percent of Sales by Product Class

      Our sales since 1999 were divided among our principal product classes as shown in the following table:

	Year Ended December 31,

	1999	2000	2001

Product Class:
Amplifiers	45.5%	43.9%	41.9%
Speakers	33.1	35.1	32.5
Accessories	11.8	14.2	15.3
Others(1)	9.6	6.8	10.3

Total	100.0%	100.0%	100.0%

(1)	Includes source units and other products of which no single product class accounted for more than 10% of our sales in any of these periods.

      Financial information about operating and geographic segments may be found at Note 13 of the Notes to our Consolidated Financial Statements, set forth at page 47 of this report.

     Mobile Audio

      We offer a full line of high-performance mobile audio products consisting of the following:

•	Amplifiers. Power amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Power amplifiers are essential for a high-performance mobile audio system and are typically not part of a standard factory installed system. We also include signal processors as part of the amplifier category. Signal processors accept input from a source unit, modify the signal to enhance performance and deliver the modified signal to one or more amplifiers. For specialized applications, we sell stand-alone signal processors that are not integrated into an amplifier;

•	Speakers. Speakers accept a signal from a source unit or amplifier and translate it into sound. There are two categories of speakers: those eight inches or greater in diameter are considered subwoofers and are designed to play lower (bass) frequencies; and those less than eight inches in diameter are considered speakers and are designed for higher frequencies. Aftermarket speakers and subwoofers provide dramatically improved sound quality compared to most factory-installed mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

•	Source Units. Source units are the control center for a mobile audio system. Typically mounted in the dash of the car, source units provide input signals, including AM/FM radio and compact disc players. Most of our source units also have the ability to control a separate CD or MP3 changer;

•	Accessories. Accessories include amplifier installation kits, interconnect and speaker cables, carpet and fabric surface applications, stiffening capacitors and battery clamps; and

•	Enclosures. Enclosures are used to enhance the bass sound of subwoofers and to position higher frequency speakers in locations that produce better sound. Enclosures include boxes for subwoofers, installation adapters and replacement kick panels for improved speaker placement.

      Under our Rockford Fosgate brand we currently offer the following products:

Amplifiers:	• 28 power amplifier models under our Punch, Power and Type RF brands, with rated power from 75 to 1,500 watts, and minimum advertised prices from $149.99 to $1,199.99. Our amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system;
• Four models of stand alone signal processors, with minimum advertised prices from $149.99 to $399.99. The newest of these processors is a surround sound processor, designed by Jim Fosgate and able to produce surround sound in the car from any 2 channel source;

Speakers:	• 88 models of speakers and subwoofers under our Punch and Power brands, with minimum advertised prices from $59.99 to $799.99;

Source Units:	• Five models of source units with MP3 playback compatibility, with minimum advertised prices from $299.99 to $499.99;

Accessories:	• Over 400 different accessories, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors under our Connecting Punch brand name; and
• Various promotional materials and clothing under our Punch Sport brand.

      Under our Lightning Audio brand we currently offer the following products:

Amplifiers:	• 17 power amplifier models under our Bolt, Strike and Storm brands, with rated power from 60 to 2,000 watts and minimum advertised prices from $99.95 to $999.95;

Speakers:	• 45 speakers and subwoofers under our Bolt, Strike and Storm brands, with minimum advertised prices from $29.95 to $749.95;

Accessories:	• Over 1,000 different accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits;
• Various promotional materials and clothing under our Urban Industrial Gear brand; and
• Various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses under our InstallEdge.com brand.

      Under our Q-Logic brand we currently offer 76 speaker enclosure models (in a variety of colors to match standard factory colors) in our Q-Logic, Q-Forms and Q-Customs product lines. These models have suggested retail prices from $29.95 to $319.95 for each enclosure.

      Under our MB Quart brand in the U.S. we sell five mobile speaker lines, including:

•	11 models of Q-Series speakers, with suggested retail prices from $649.00 to $1,499.00 per pair;

•	10 models of Premium Series speakers, with suggested retail prices from $479.00 to $829.00 per pair;

•	19 models of Reference Series speakers, with suggested retail prices from $249.00 to $449.00 per pair;

•	20 models of Discus Series speakers, with suggested retail prices from $109.00 to $399.00 per pair; and

•	2 models of Nautic Series speakers, specifically designed for use in boats, with suggested retail prices from $249.00 to $449.00 per pair.

      Our branded products have won numerous consumer and industry awards, including Autosound Grand Prix awards in every year from 1987 through 2002, EIA/ CES Innovation Awards at the Consumer Electronics Shows in every year from 1997 through 2002 and European Car Audio Press awards in 1997 and 1998. Our Punch Power 1100a2 power amplifier was awarded the Car Sound 1999 Voice of the People award by vote of the readers of Car Sound magazine. At the 2002 Consumer Electronics Show, Rockford Fosgate won three Innovations Design and Engineering Awards and Lightning Audio won two Innovations Design and Engineering Awards.

      Our custom demonstration vehicles were named “best of show” at each of the 2001 and 2002 Consumer Electronics Shows.

  OEM Products

      Nissan North America offers a Rockford Fosgate branded OEM system for three Nissan vehicles for model year 2002. Rockford Fosgate systems are standard in Nissan’s Xterra SE and optional in the Xterra XE, the Frontier Crew Cab, Supercharged Frontier Crew Cab and the Sentra SE-R. Rockford’s OEM systems installed in these vehicles include a radio/ CD player, speakers and an amplifier. For the 2003 model year Nissan has agreed to add a Rockford Fosgate enclosure to the Rockford Fosgate systems available in the Xterra.

  Professional Audio

      We sell professional audio amplifiers and speakers under the Hafler brand. Recording studios, broadcast studios, movie theaters, concert facilities, stadiums and touring bands use our professional audio products. Due to manufacturing and technical similarities with our mobile audio products, many processes and technologies are shared and developed across our brands.

      Under our Hafler brand we currently offer the following professional audio products:

Amplifiers:	• 11 power amplifier models, with rated power from 110 to 1,000 watts and suggested retail prices from $249.00 to $2,200.00; and
Powered Speakers:	• Three powered monitors and two powered subwoofers, which are speakers with integrated amplifiers, with suggested retail prices from $625.00 to $845.00.

      Pro Audio Review Magazine declared our Hafler 9505 professional amplifier “Best Amplifier of the 1990’s” during 2001. Hafler products also won awards from Pro Audio Review Magazine in 1996 and 1997, Mix Magazine in 1996 and 1998 and Electronic Musician Magazine Editor’s Choice Award in 1999, 2000 and 2001.

      MB Quart sells headphones for professional use, with suggested retail prices ranging from $150.00 to $1,944.00 per pair.

  Home Theater

      We are developing a complete line of home theater products under our new Fosgate Audionics brand. Our Fosgate Audionics products are expected to include two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers. These will replace the home theater speakers we sold over the Internet under our Hafler brand during 2000 and early 2001. We plan to distribute the Fosgate Audionics brand through conventional retail channels via a nationwide manufacturers representative network. Our target dealers are specialty audio and home theater stores that follow Home Theater Specialists of America buying group profile.

      MB Quart sells bookshelf, tower and in-wall speakers, with suggested retail prices ranging from $99.00 to $1,799.00 per pair.

  New Products and New Businesses

      On January 7, 2002, at the annual Consumer Electronics Show, we announced the redesign and launch of a majority of our product lines for 2002. Our core Rockford Fosgate line of amplifiers and sub-woofers, our Lightning Audio line of entry-level performance systems, our Q-Logic enclosures and our Fosgate Audionics brand all featured new technologies and products.

      On January 6, 2001, we announced the launch of InstallEdge.com, a division that offers installation parts to home, mobile and marine audio dealers. InstallEdge.com’s core business is back shop supplies that are used by mobile audio install shops, custom home installers and marine outfitters.

      On August 1, 2001, we acquired the Audio Innovations business and its Q-Logic brand by purchasing all of the outstanding shares of common stock of Audio Innovations, Inc., an Oklahoma corporation. Audio Innovations develops and markets branded mobile audio products including Q-Logic speaker enclosures, Q-Forms kick panels and Q-Customs enclosures. Each of these products are designed to hold mobile audio speakers, providing an effective and convenient method for installing improved speakers in cars, trucks and SUVs. These products complement our existing Rockford Fosgate, Lightning Audio and MB Quart products, since many consumers will purchase a Q-Logic product as the “box” to hold Rockford Fosgate, Lightning Audio or MB Quart speakers. Audio Innovations has an additional business, GSC, which sells garage storage cabinets for home use.

      On September 1, 2001, we acquired the assets of MB Quart Akustik GmbH including all of the stock of its U.S. subsidiary, M.B. Quart Electronics (USA), Inc. MB Quart Akustik GmbH had been placed into receivership under German bankruptcy law in May 2001 when its principal banks refused to provide additional funding because of defaults under their loan agreements with MB Quart Akustik GmbH. MB Quart Akustik GmbH had been the subject of a leveraged buyout in 1998 and, in our view, failed principally because of inadequate capitalization after the buyout, unstable management and poor marketing decisions in its European home audio business. We believe that we will be able to correct these issues and complete a turnaround that new management began just before the receivership.

      MB Quart, located in Obrigheim, Germany, develops, engineers and manufactures speaker products and technologies, primarily for the mobile audio market. Its strength in the mobile audio market is in tweeter, coaxial and component speakers, the speakers used to reproduce mid-range and higher frequency sounds for quality audio systems. In this market, it is a highly respected “premium” brand. In addition to mobile audio speakers, MB Quart also manufactures and distributes home speakers and professional headphones. MB Quart’s U.S. headquarters, warehousing and marketing facility was located in Walpole, Massachusetts. We closed this facility in December 2001 and relocated the U.S. operations to our existing facilities.

      During 2001 we also licensed the use of our Rockford Fosgate brand and our proprietary “Punch” bass equalization circuit to Milwaukee Electric Tool Corporation. Milwaukee is one of the leading sellers in the U.S. of professional power tools. Our license agreement authorizes Milwaukee to produce a portable radio boom box, capable of being powered by the battery packs that also power Milwaukee’s professional tools. The product will carry both the Milwaukee and the Rockford Fosgate brands. Milwaukee will distribute the product through its distribution network, which sells portable electric tools and accessories through retail stores that sell tools to professional and non-professional users. We will not bear any of the costs of manufacture or distribution, but will receive a small royalty for each unit sold. We do not expect the revenues from this agreement to be significant, but believe it will offer another avenue to enhance the value of our brand. We believe this product will offer professional users, especially construction workers, a higher quality mobile audio experience even in environments where they are limited to a simple boom box.

Engineering And Development

      Research and development is a primary focus of our business because of the heavy demand by our core consumers for leading-edge products. We focus our research and development efforts primarily on enhancing current products and developing new products. Our expenditures for research and development were approximately $2.3 million, $2.8 million and $3.3 million in 1999, 2000 and 2001, respectively.

      As at December 31, 2001, our research and development staff (including Q-Logic and MB Quart) consisted of 20 design engineers, as well as other support staff, dedicated to product development. They coordinate their efforts with:

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

      As a result of these efforts, we have reduced product development time-to-market from up to 24 months to an average of six to nine months. By contrast, we believe that most of our competitors average over 12 months. Our objective is to introduce new products or re-engineer at least one-third of our existing product line annually. In 2001, approximately 80% of our net sales were generated by sales of new or re-engineered products.

      Part of our research and development efforts seek to create a reserve base of technologies and innovations that are available to our engineers for use in the product development process. As a result, we believe we can readily respond to changing demand and effectively execute our marketing plans by introducing new products and by adding features to our existing products. Examples of product innovations that have been or are being developed from this reserve technology base include:

•	Powered speakers, which are speakers that include an integrated amplifier;

•	Remote bass and speaker controls;

•	Active crossovers that allow consumers to tailor our amplifiers to their systems’ needs;

•	Digital amplifiers that incorporate a more efficient circuit design;

•	Surround sound processors for the car and home;

•	Materials improvements that increase the durability and performance of our products;

•	Digital signal processing technology;

•	Speaker enclosures; and

•	Innovative speaker component materials.

Sales, Marketing And Distribution

      Our sales and marketing efforts are designed to enhance our brands by projecting an image that appeals to consumers who appreciate high quality and value. We believe that the combination of our hard-hitting advertising campaigns with our rugged and durable product offerings has created worldwide recognition and loyalty among our core consumers. Our products are promoted with advertisements in mobile audio magazines, newspapers and other publications as well as on television, radio and the Internet. We participate in trade and consumer shows, support users of our products in auto sound competitions and supply promotional prizes and giveaways.

      Our primary sales and marketing activities are listed below:

•	Making regular calls to dealers and providing them with demonstration products, point-of-purchase displays and other marketing materials;

•	Initiating targeted advertising in periodicals read by our potential consumers;

•	Training dealer sales and installation personnel at our Rockford Technical Training Institute;

•	Participating in related professional and consumer trade shows; and

•	Maintaining product and brand information for consumers and retailers on our web sites.

      We consider our advertising to be hard-hitting because our advertisements are intense, frequent and intended to excite our core consumer. We use visual advertisements and booming sound bites in our audio campaign to promote the power, quality and intensity of our products.

      Our corporate web site, located at www.rockfordcorp.com, and our brand sites www.rockfordfosgate.com, www.lightningaudio.com, www.hafler.com, www.installedge.com, www.fosgateaudionics.com, www.airesearch.com, and www.mbquart.com offer consumers and retailers reliable and comprehensive information about our product offerings and consumer services. Because our core mobile audio consumers are among the most enthusiastic users of the Internet, we believe expanded Internet-based marketing will broaden our consumer reach, enhance our brand image and direct potential consumers to our retailers. Consumers can currently purchase Punch Sport promotional materials and clothing from our corporate web site.

  Mobile Audio Distribution

      Domestic Distribution. We currently sell our mobile audio products in the U.S. to approximately 2,450 independent retail stores. These 2,450 stores include independent specialty dealers and audio/video retailers, who we may appoint to sell some or all of our mobile audio brands. These stores also include consumer electronics chains and catalog merchants, who we may appoint to sell some or all of our mobile audio brands other than MB Quart. We sell MB Quart products only in independent specialty dealers and audio/video retailers.

      We sell directly to most of our authorized retail dealers using 43 independent sales representative firms who identify, recruit and sell to retailers in their regions. Our representative firms employ approximately 400 field personnel who make regular calls on dealers in their region. We have entered into one-year agreements with each of these sales representative firms under which we appoint them our sales representative for a specific territory and specific products under varying terms. We pay our independent sales representatives commissions based on sales of our products to independent retailers in their territory. Commission amounts range from 1% to 9% of sales depending upon (1) product category, (2) the retailer involved in the purchase and (3) achievement of quarterly sales targets.

      We also permit some of our Rockford Fosgate brand sales representatives to stock a small quantity of our Rockford Fosgate products for resale to smaller dealers. These smaller dealers are generally located in rural areas, or otherwise have very small volume potential, so that it is not economical for us to appoint them as direct retailers. They nevertheless provide a useful extension of our distribution system into more remote regions. Our stocking representative program allows us to serve these dealers efficiently. In a few instances where a sales representative is not available, we have appointed independent distributors to handle smaller dealers in a particular territory.

      We support our independent sales representative firms using an in-house staff of 11 U.S. regional managers and eight sales support staff members.

      International Distribution. We currently sell our mobile audio products in 59 other countries using independent distributors and sales representatives. Independent distributors purchase products from us and resell them to retailers in their designated territories. They assume inventory risk and take responsibility for warranty service in their territory.

      In Canada, Germany, Austria, Switzerland and Japan we sell our Rockford Fosgate products through independent sales representatives. Independent sales representatives do not purchase products from us, but instead sell products on our behalf. We remain responsible for inventory until an independent retailer purchases it, we are responsible for collecting accounts receivable from our retailers and we retain responsibility for warranty service. We are generally able to increase our penetration in these markets, compared to an independent distribution model, because commissions to independent sales representatives are less than the distributor mark-up, allowing us to reduce prices to the consumer while we keep a higher gross margin. Because relatively high sales volumes are needed to justify the use of independent sales representatives, we anticipate continuing to distribute through distributors in smaller territories.

      We support our international distributors and sales representatives using an in-house staff of five international sales managers.

  Professional Audio and Home Theater Distribution

      In the U.S., we sell professional audio products primarily through sales representatives, who sell to small specialty musical instrument and recording dealers and to larger retail chains, such as Guitar Center. Larger recording studios, sports arenas and large commercial installations tend to bypass traditional retail channels and purchase from contractors or audio engineers responsible for the design of systems for these large projects. Similarly, retail stores and home contractors often sell professional audio equipment for installation in larger home-theater applications. Our professional products are used in these applications and we are attempting to increase Hafler’s penetration in these markets. We also sell Hafler professional audio products internationally, through approximately 37 independent distributors in over 37 countries.

      We distribute MB Quart home theater speakers, and plan to distribute Fosgate Audionics home theater products, through conventional retail channels via a network of manufacturers representatives. Our target dealers for the Fosgate Audionics brand are specialty audio and home theater dealers, particularly those who follow a Home Theater Specialists of America buying profile.

Competition

      Our markets are very competitive, highly fragmented, rapidly changing and characterized by price competition and, in the mobile audio market, rapid product obsolescence. We compete in the mobile audio market on the basis of brand recognition, innovation and technology, quality and reliability, breadth of product line, distribution capabilities and price. Competition comes predominantly from two categories:

•	Specialty audio suppliers. These companies generally compete in specific market niches on the basis of brand image, quality and technology. However, many of these companies are undercapitalized, lack the buying power necessary to develop cost efficiencies and lack the infrastructure to efficiently source raw materials, manufacture components and systems and distribute finished products; and

•	Large consumer electronics suppliers. These companies offer mobile audio products as part of their broad consumer electronics lines. They have efficient operations but are volume-driven and generally do not respond as quickly to changing consumer preferences, as do smaller specialty suppliers. Consumer perception of the quality of their products is often not as high, frequently resulting in lower brand image and profit margins. These companies tend to focus on the larger market segments, such as source units, and generally do not focus on the smaller market segments, such as amplifiers and subwoofers.

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

•	Mobile Audio Amplifiers: Alpine, Jensen, Kenwood, Kicker, MTX, Pioneer and Sony;

•	Mobile Audio Speakers: Boston Acoustics, Infinity, Jensen, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;

•	Mobile Audio Source Units: Alpine, Fujitsu Eclipse, Kenwood, Pioneer and Sony;

•	Mobile Audio Accessories: Monster Cable, Phoenix Gold and Stinger;

•	Professional Audio Amplifiers and Speakers: Crest, Crown, Eastern Acoustic Works, Mackie Designs, Peavy, QSC, KRK and Tannoy; and

•	Home Theater: Adcom, Bose, Boston Acoustics, Denon, Harman Kardon, Infinity, JBL, Klipsh, Polk Audio, Rotel, Sony and Yamaha.

      According to NPD Intelect Market Tracking, based on U.S. dollar sales in 2001 of all our brands, we rank:

•	First among our competitors in mobile audio amplifiers; and

•	Second among our competitors in mobile audio speakers.

      We believe we have a significant share of the market for professional amplifiers in recording studios and a small share in the remainder of the professional audio market, but do not have information allowing us to rank ourselves in those markets. We have a very small share of the market for home theater audio products.

      We also compete indirectly with automobile manufacturers, who may improve the quality of original equipment sound systems, reducing demand for aftermarket mobile audio products. They may also change the designs of their cars to make installation of our products more difficult or expensive.

Manufacturing

      We believe our efficient production, sourcing and distribution capabilities make us one of the preferred suppliers in the mobile audio aftermarket.

      We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan. Audio Innovations manufactures its products at our facilities in Stillwater, Oklahoma. MB Quart manufactures its products at our facility in Obrigheim, Germany.

      Hyundai Electronics supplies all of the source units we resell under the Rockford Fosgate brand. Hyundai manufactures source units in accordance with our specifications. We develop these units jointly with Hyundai and then purchase them from Hyundai on an exclusive basis. Our agreement with Hyundai obligates us to place monthly purchase orders with Hyundai and is subject to cancellation charges for partially or totally cancelled orders. Our agreement with Hyundai commenced April 8, 1999, and expires July 31, 2003. For the year ended December 31, 2001, we paid Hyundai approximately $9.6 million under the agreement.

      Other third parties manufacture our full-range speakers and various components according to our design specifications. Most of our products use standard parts and components that can be purchased from multiple sources. In a few instances, however, components or products are sourced from one or a small number of suppliers, as is the case with source units acquired from Hyundai. We also relied on Avnet, Inc. for approximately 10.3% of our inventory purchases during 2001. We believe alternative sources are available for all of our products. While we do not have guaranteed supply arrangements with any of our suppliers, other than Hyundai, we have never experienced an inability to obtain necessary components or other raw materials. We believe that our sourcing and supply of components and other raw materials are adequate for our needs.

      We use cellular manufacturing processes and just-in-time supply management in all our U.S. speaker and electronic manufacturing facilities. Cellular manufacturing provides flexibility and efficiency because any cell can manufacture any product, depending on market demand. Lot sizes are small and feedback from the manufacturing process is quick. MB Quart in Germany uses cellular manufacturing processes similar to those used in our U.S. manufacturing facilities.

      We use advanced surface mount technology in our electronics manufacturing. Surface mount technology is accurate, increases the density of circuits and reduces labor content. Our flexible manufacturing and in-house engineering capabilities are a key part of our efforts to shorten lead times from concept to production, respond rapidly to changing demand and reduce our parts and raw materials inventory. Each of our facilities focus on continuous improvement, with quality control embedded in the manufacturing process. The result has been improved flexibility, increased efficiency and greatly improved cycle times.

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

• Our “Diamond R” logo
• The Punch®
• Connecting Punch®
• Fanatic X™
• Fanatic P™
• Car Audio for Fanatics®
• Type RF
• Practice Safe Sound®
• RF Arrow Design™
• RF Punch & Design™
• RF Arrow with Oval™
• Punch Sport®
• RTTI Interactive™
• TOPAZ™

•	Lightning Audio®

• Strike™
• Storm™
• Bolt™
• InstallEdge.com®
• Dead Skin Fanatic
• Urban Industrial Gear™

•	Audio Innovations™

• Q™
• Q-Logic™
• Q-Forms™
• Q-Customs™

•	MB Quart®

• Q-Series
• Discus
• Nautic
• Fosgate Audionics®

•	Hafler®

• The Standard

Our Growth Strategy

      Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high-performance mobile, professional and home theater audio products in the world. Each element of our strategy is intended to enhance and reinforce the global brand images of Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart, Hafler and Fosgate Audionics among consumers and retailers. Key elements of our growth strategy are to:

      Introduce New and Innovative Products. We must remain on the forefront of technological development because our consumers demand high-performance and technologically advanced features in their audio products. We intend to enhance the strength of our brands by continuing to introduce new and innovative products. We believe our ability to deliver innovative products to market, with a product design process that allows us to begin selling new products within six to nine months after initial design work begins, appeals to consumers’ desires for leading-edge products and provides a significant competitive advantage. In recent years, this strategy has been effective both in launching our new products and increasing sales of our core products.

In January 2002, at the Consumer Electronics Show, we announced the redesign and launch of nearly 80% of our brand product lines. Highlights of the new products and technology include:

      For Rockford Fosgate:

•	Type RF amplifiers;

•	Five new source units;

•	New technology or cosmetic upgrades for all amplifiers;

•	A redesign of key subwoofer products for our Punch brand;

•	A relaunch of the Punch brand full-range coaxial speakers; and

•	A redesign of the f’nX component speaker systems.

      For Lightning Audio:

•	A redesign of Strike and Storm amplifiers;

•	A redesign of all Strike woofers;

•	New Bolt amplifier model and a new Bolt full range speaker; and

•	New accessory products for the Storm brands.

      We are developing products to add video capabilities to our Rockford Fosgate mobile audio systems, with the goal of allowing our consumers to watch DVD movies in their cars. We are developing a new line of home theater products under our Fosgate Audionics brand. We expect this line will include initially two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers. For our recently acquired brands, we are continuing to develop new speaker enclosure products for Q-Logic and are working on significant further improvement to our MB Quart product lines.

      Acquire, Develop and Expand Additional Audio Brands. We continue to look for opportunities to add new brands through acquisition or internal development. We believe that we have substantial opportunities to acquire car, home and professional audio brands that will complement our existing brand portfolio. We believe that the introduction or acquisition of additional brands will enable us to take advantage of our distribution capabilities and our strengths in advanced technology design and development. We also believe that offering additional brands with different price points and target market segments will enable us to extend our product range, complement our existing distribution channels and broaden our customer base.

      We have acquired a number of brands as part of this strategy, including:

•	Lightning Audio, acquired in June 1999, was the first brand in our acquisition strategy. For this brand we developed new mobile audio products marketed at more moderate price points than our Rockford Fosgate products;

•	We acquired the Fosgate Audionics brand in late 2000 and are developing a new line of home theater products;

•	We acquired the Audio Innovations business and its Q-Logic brand in 2001, providing products that complement our existing Rockford Fosgate, Lightning Audio and MB Quart products. Many consumers will purchase an Audio Innovations product as the “box” to hold Rockford Fosgate, Lightning Audio or MB Quart speakers; and

•	We acquired MB Quart in 2001. MB Quart’s strength in the mobile speaker market is in tweeter, coaxial and component speakers, the speakers used to reproduce mid-range and higher frequency sounds for quality audio systems. In this market, it is a highly respected “premium” brand and we expect it to add to our distribution strength by providing a “super premium” alternative to our Rockford Fosgate products. Its home audio speakers and professional headphones should also complement our Hafler and Fosgate Audionics product lines.

      Broaden Our Distribution. We intend to broaden the distribution of our products by entering new distribution channels and increasing penetration of our existing distribution channels. We intend to increase our penetration of specialty dealer, audio/video retailer, consumer electronics retailer and catalog retailer channels by expanding the breadth of our products that these retailers sell and by selectively adding new dealers within these channels. As we broaden the distribution of our products, we will adhere to our strategy of selective distribution. We believe selective distribution fosters retailers’ loyalty to our brands, enhances retailers’ profit margins and encourages retailers to carry a broad range of our products.

      Capitalize on International Opportunities. We believe that the Rockford Fosgate and MB Quart brand names are as widely recognized in many foreign countries as they are in the U.S. We intend to aggressively expand Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart, Fosgate Audionics and Hafler in international markets.

      In 2000 we initiated a strategy of moving to a one-step distribution system for Rockford Fosgate products in larger international markets by converting selected distributors into independent sales representatives, allowing us to sell directly to retailers. We expect these measures to increase our sales in these markets by allowing us to better compete through lower distribution costs and reduced prices to the consumer. We currently sell our Rockford Fosgate mobile audio products directly to retailers in Canada, Germany, Austria, Switzerland and Japan, and through independent distributors in other countries.

      Expand Our Professional Audio Business and Enter the Home Theater Market. Our Hafler professional audio products are designed for use in recording studios, a small but demanding segment of the professional audio market. We believe our strength in this niche market positions us well for expansion into other professional audio segments if we introduce new products that address the needs of those segments. For example, our new C-Series amplifiers are designed for touring and cinema users who need higher powered amplifiers with lower weight. We believe that sales of Hafler professional products will increase substantially if we devote additional resources to the development and distribution of new products.

      We sell home theater products under our MB Quart brand and we are developing a line of home theater products under our new Fosgate Audionics brand, including two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers. These products will replace the Hafler home theater speakers that we sold over the Internet during 2000 and early 2001. We intend to sell our MB Quart and Fosgate Audionics home theater audio products through traditional retail channels.

Significant Customer and Seasonality

      Best Buy is a significant customer. We began selling a limited selection of our products to Best Buy in early 1999 and currently sell to each of its more than 450 stores nationwide. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. During 2001 Rockford was Best Buy’s second largest supplier of mobile audio equipment, representing over 10% of Best Buy’s mobile audio sales. Best Buy accounted for 16.7% of our sales for 2000 and 16.3% of our sales for 2001.

      We anticipate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

      Best Buy also generally helps us to smooth out our normal sales seasonality. For our specialty and audio-video dealers, our peak selling season is in the spring and summer and our slowest season is typically in the fourth quarter. We believe that we experience this seasonality because our core 16-24 year old consumers tend to buy mobile audio products during the spring and summer when they are on semester breaks and when generally more favorable weather facilitates installation of our products. Best Buy sales, while strong in May and June, are not as concentrated among our core consumers and are also strong in the fourth quarter.

      Best Buy is not obligated to any long-term purchases of our products and has considerable discretion to reduce, change or terminate its purchases of our products. The loss of Best Buy as a customer or significant reductions in its purchases of our products would materially reduce our sales.

Product Support

      To maintain and enhance our relationships with retailers, we provide numerous support services, including product and installation training, sales training and technical and customer service support. Our web site provides comprehensive and valuable information for dealers and distributors, including product schematics, ad layouts and logos.

      Our Rockford Technical Training Institute, one of the first and most advanced of its kind in our industry, trains approximately 3,000 retail sales and installation personnel per year on installation, sales and marketing techniques that help them sell mobile audio products. In addition, our instructors and demonstration vehicles travel worldwide hosting dealer instruction seminars.

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

      For our international customers, we provide warranty and customer service to consumers in the countries where we sell direct to retailers. These countries include Canada, Germany, Austria, Switzerland and Japan. In other countries, our distributors provide customer service and warranty support.

Information Systems

      We have a fully integrated system based on a Novell network, Oracle applications and databases, Microsoft Office applications and a Cisco infrastructure. Our information systems are designed to respond quickly to inquiries from our managers, employees, suppliers and customers. They are designed to support our efforts to:

•	Produce high-quality products;

•	Reduce working capital requirements;

•	Decrease the time to market for new products;

•	Deliver orders faster;

•	Provide accurate and timely information; and

•	Facilitate integration of new acquisitions.

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

      We have implemented Internet systems to provide accurate and timely information and allow our representatives, dealers and distributors to check the status of their orders at our secure Internet site. We also have developed systems to accept orders from consumers over the Internet for distribution of promotional accessories such as clothing.

      We have also implemented Internet systems to provide accurate and timely information to our suppliers in support of just-in-time delivery of components to our manufacturing floor. These systems help us reduce cost by reducing our inventory requirements and providing better information about our suppliers. For 2001, the Inside Track Supplier Loyalty Test survey found that our Rockford Fosgate brand has the best Internet support for its dealers. This was the second year in a row for the first place result in this survey.

Employees

      As at December 31, 2001, we had 802 total employees. At that date, in the U.S., 427 were engaged in manufacturing, 49 in research and development, 47 in sales and marketing and 88 in administration. We also had 191 employees working outside of the U.S. in various functions. We have never had a work stoppage and none of our U.S. employees are unionized. The employees at MB Quart in Obrigheim, Germany, are unionized and, in accordance with German law and custom, are subject to an industry wide collective bargaining agreement. We believe our employee relations are good.

Environmental Compliance

      Whenever possible, we avoid using hazardous materials in our production processes. Two chemicals used in our basic processes, lacquer and flux, are listed as hazardous substances by the U.S. Environmental Protection Agency. We use them in limited quantities in our production facility, taking care to see that they are stored, used and disposed of in the proper manner. We believe that compliance with federal, state, local and foreign provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings and competitive position. We do not anticipate material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

Item 2.  Properties

      Our corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. In the U.S. we manufacture speakers at our facility in Grand Rapids, Michigan. We use warehouses strategically located in the U.S., Germany, Singapore and Japan that enhance our ability to serve our markets faster and more cost effectively than many of our competitors. MB Quart operates and manufactures product in owned facilities in Obrigheim, Germany.

      The following table contains information about our facilities as at December 31, 2001, all of which are leased except for the MB Quart facilities that we own:

			Approximate
		Approximate	2001 Annual
Function	Location	Square Footage	Rental Expense	Lease Expiration

Corporate headquarters	Tempe, Arizona	30,000	$261,000	September 30, 2004
Information systems and RTTI	Tempe, Arizona	15,000	160,000	September 30, 2004
Manufacturing, research and development and purchasing	Tempe, Arizona	22,000	152,000	December 31, 2004(1)
Warehousing, sales and customer service	Tempe, Arizona	25,000	172,000	December 31, 2004(1)
Warehousing and sales	Gilbert, Arizona	54,000	368,000	July 31, 2003
Manufacturing, research and development, purchasing and administration	Grand Rapids, Michigan	81,000	246,000	March 31, 2002(2)
Warehousing	Grand Rapids, Michigan	45,000	127,000	November 30, 2002
Manufacturing, research and development, warehousing and administration	Stillwater, Oklahoma	69,000	59,000	June 30, 2006
Warehousing, sales, customer service and administration	Walpole, Massachusetts	19,500	38,000	December 31, 2001(3)
Warehousing and sales	Mishima, Japan	7,500	143,000	April 30, 2011
Warehousing	Singapore	9,000	127,000	January 31, 2004
Warehousing and sales	Bremen, Germany	20,000	103,000	December 30, 2006
Manufacturing, research and development, sales, warehousing, customer service, purchasing and administration	Obrigheim, Germany	70,500	—	Owned

Total		467,500	$1,956,000

(1)	We have the right to extend each of these leases for two additional one-year terms.

(2)	We have the right to extend this lease for one additional one-year term.

(3)	We completed the closure of the Walpole, Massachusetts, facility on December 31, 2001. The finished goods inventory was relocated to our existing warehouse facilities in Grand Rapids, Michigan. Sales and administration functions were relocated to our Tempe, Arizona, location.

      Subsequent to December 31, 2001, we entered into a one-year lease for an existing building in Stillwater, Oklahoma, near our current manufacturing and warehousing facilities. The new lease is for approximately 21,200 square feet with an annual rental of approximately $72,000. We will use the new space to meet additional warehousing needs.

Item 3.  Legal Proceedings

      In 1998, Integrated Electronic Technologies (IET) alleged in correspondence that our patented TOPAZ circuit design infringed a patent of IET. The TOPAZ circuit is used in our higher-priced “Punch” line of mobile audio amplifiers and in our Hafler professional amplifiers. After several meetings with IET and its counsel during the spring and summer of 2000, we reiterated to IET our position that our TOPAZ circuit does not infringe on any of IET’s patents. IET did not communicate with us after the summer of 2000 until our counsel received a demand letter from IET’s new “litigation counsel” on March 1, 2001, stating that IET had filed a complaint relating to this claim but was seeking to settle the matter before serving the complaint upon us. IET served the complaint on us on June 26, 2001, and we filed an answer on July 16, 2001. Our answer denied all liability, asserted various defenses, and requested a finding that our products do not infringe on any of the patents in question. We continue to believe that these claims are without merit and are defending this matter vigorously.

      In addition to the above, we are and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2001, we were not a party to any legal proceedings that we believe are material.

Item 4.  Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our shareholders during the fourth quarter of Fiscal Year 2001.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	High	Low

For the quarter ended:
December 31, 2001	$8.58	$6.31
September 30, 2001	$7.48	$6.26
June 30, 2001	$8.35	$5.90
March 31, 2001	$7.75	$4.75
December 31, 2000	$5.86	$4.06
September 30, 2000	$6.75	$4.13
June 30, 2000	$12.63	$3.94

      As at March 1, 2002, there were approximately 1,565 holders of record of our common stock.

      We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future.

      We have not made any sales of unregistered securities during the past three years, except for (1) sales of our common stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on form S-8 relating to such sales and (2) the sale during March 2002 of 215,000 shares to Grisanti, Galef & Goldress, Inc. pursuant to the stock options we granted to that firm in 1992.

Item 6.  Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, derived from our audited consolidated financial statements.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Consolidated Statement of Income:
Net sales	$87,423	$87,577	$123,889	$144,640	$157,752
Cost of goods sold	57,321	55,146	75,014	92,533	103,904

Gross profit	30,102	32,431	48,875	52,107	53,848
Operating expenses:
Sales and marketing	14,530	14,821	20,602	22,709	24,228
General and administrative (1)	9,350	10,211	13,465	13,036	15,220
Research and development	1,576	1,876	2,277	2,831	3,322
Abandoned acquisition costs	—	—	—	—	551

Total operating expenses	25,456	26,908	36,344	38,576	43,321

Operating income	4,646	5,523	12,531	13,531	10,527
Interest and other expense, net	2,055	1,501	1,946	807	548

Income before tax	2,591	4,022	10,585	12,724	9,979
Income tax expense	959	1,717	4,088	4,714	3,756

Net income	$1,632	$2,305	$6,497	$8,010	$6,223

Net income per share:
Basic	$0.37	$0.52	$1.40	$1.17	$0.77

Diluted	$0.31	$0.41	$1.04	$1.00	$0.70

Shares used to calculate net income per share:
Basic	4,401	4,412	4,641	6,864	8,109

Diluted	5,688	5,951	6,289	8,009	8,913

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$9,592	$13,488	$21,219	$37,179	$45,913
Total assets	29,234	37,307	52,147	66,918	85,954
Long-term debt and capital lease obligations	12,230	14,292	17,342	434	10,553
Total liabilities	26,766	32,369	39,390	20,586	32,997
Shareholders’ equity	2,463	4,907	12,757	46,332	52,957

(1)	Excludes abandoned acquisition costs.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

  History

      Rockford was incorporated in 1980 to continue a high-performance mobile audio business founded in 1973 by mobile audio enthusiast Jim Fosgate. Rockford developed and has consistently maintained a reputation for technical excellence.

      Rockford’s management team, led by Gary Suttle, our President and Chief Executive Officer:

•	Is focused on profitability, having established and implemented specific financial objectives through improved business processes and sophisticated management information systems;

•	Has increased the number of new product introductions while keeping the number of design engineers relatively constant;

•	Implemented new sourcing and manufacturing strategies, increasing product reliability, reducing product development time and reducing product costs; and

•	Implemented a more focused advertising and marketing strategy to enhance Rockford’s brand images.

      We believe that we have the people, processes and systems in place to enable us to continue to grow profitably.

  Business

      We generated over 97% of our sales in 2001 from our mobile audio products.

      In the U.S., we sell our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in 59 countries. In Japan and Germany we sell through wholly owned subsidiaries using commissioned independent sales representatives. In Canada, Austria and Switzerland we sell through commissioned independent sales representatives. In other countries, we sell our products to independent distributors who resell them to retailers.

      Best Buy is a significant customer and accounted for 19.9% of our sales in 1999 (including its $4.4 million initial purchase of our products to stock its distribution channel), 16.7% in 2000 and 16.3% in 2001. Our growth plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future. No other single customer accounts for more than 10% of our sales.

Results of Operations

      The following table shows, for the periods indicated, selected consolidated statements of income data expressed as a percentage of net sales:

	Year Ended December 31,

	1999	2000	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.5	64.0	65.9

Gross profit	39.5	36.0	34.1
Operating expenses:
Sales and marketing	16.6	15.7	15.4
General and administrative(1)	10.9	9.0	9.6
Research and development	1.9	2.0	2.1
Abandoned acquisition costs	0.0	0.0	0.4

Total operating expenses	29.4	26.7	27.5

Operating income	10.1	9.3	6.6
Interest and other expense, net	1.5	0.5	0.3

Income before tax	8.6	8.8	6.3
Income tax expense	3.4	3.3	2.4

Net income	5.2%	5.5%	3.9%

(1)	Excludes abandoned acquisition costs.

      Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of our products as well as warranty, warehousing and customer service expenses.

      Sales and marketing expenses primarily consist of salaries, sales commissions, costs of advertising, trade shows, distributor and sales representative conferences and freight.

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

  Geographic Distribution of Sales

      Since 1999, our sales by geographic region were as follows:

	Year Ended December 31,
				%
Region(1)	1999	2000	2001	2001

	(In thousands)
United States	$105,482	$121,375	$130,459	82.7%
Other Americas	5,294	7,289	9,469	6.0
Europe	7,337	7,687	10,278	6.5
Asia	5,776	8,289	7,546	4.8

Total sales	$123,889	$144,640	$157,752	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

  Accounting Policies and Estimates

      The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

      Revenue Recognition. We recognize revenue pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, we recognize revenue and record sales, net of related discounts, when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectability is reasonably assured.

These criteria are satisfied and, accordingly, we recognize revenue upon shipment of product.

      We also record reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than we estimate, we may need to make additional reductions to revenue.

      Intangible Assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When we account for acquired businesses as purchases, we allocate purchase prices to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill.

      Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at December 31, 2001, we had gross goodwill of $6,704,000 and accumulated amortization of $401,000. For the year ended December 31, 2001, we recognized $168,000 of amortization expense. We completed two acquisitions in the third quarter of 2001 and have not recorded any amortization for these acquisitions on amounts preliminarily allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $168,000 in 2002.

      In assessing the recoverability of our goodwill and other intangibles, we must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value; and

•	Significant negative industry or economic trends.

      We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as of January 1, 2002, and determined that the carrying amount of our goodwill is not impaired. In addition, we will be reviewing our classification of intangible assets between goodwill and other identifiable intangibles. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets.

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

      Excess and Obsolete Inventory. We maintain a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs might be required. Any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

      In the following discussion, certain increases or decreases may differ due to rounding.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net Sales. Sales increased by $13.2 million, or 9.1%, to $157.8 million for 2001 from $144.6 million for 2000. Excluding currency effects, sales increased by $14.5 million, or 10.0%, to $159.1 million for 2001. The increase in sales was primarily attributable to sales in the amount of $9.3 million under the brands acquired in 2001, Q-Logic and MB Quart. Additionally, OEM sales to Nissan, which began in the third quarter of 2001, and increased sales by Lightning Audio and InstallEdge.com, contributed to the increase in sales. The increase in sales was partially offset by a decrease in Rockford Fosgate sales during the period, reflective of the soft consumer market. Until the consumer market strengthens, we are planning for sales of our flagship Rockford Fosgate brand to be flat, compared to anticipated declines for the mobile audio market as a whole, and expect that most of our sales growth will come from our new brands.

      U.S. sales increased by $9.1 million, or 7.5%, to $130.5 million for 2001 from $121.4 million for 2000, with the increase attributable to the factors discussed above. International sales increased by $4.0 million, or 17.2%, to $27.3 million for 2001 from $23.3 million for 2000. This increase was primarily due to increased sales in Europe, Latin America and Canada, offset by a slight decrease in sales in Asia.

      Cost of Goods Sold. Cost of goods sold increased by $11.4 million, or 12.3%, to $103.9 million for 2001 from $92.5 million for 2000. This increase was primarily due to increased sales. As a percent of sales, cost of goods sold increased to 65.9% for 2001 from 64.0% for 2000. The increase as a percent of sales resulted from a mix shift toward lower margined products, a more aggressive stance on pricing and promotional programs aimed at increasing market share and end-of-life discounts on source units. Additionally, based on Accounting Principles Board (APB) Opinion No. 16, Business Combinations, cost of goods sold relating to the finished goods inventory purchased in the acquisitions of Audio Innovations and MB Quart was higher than we expect our manufactured cost to be. Once the finished goods inventory purchased through these acquisitions is sold and we begin selling our newly manufactured inventory, we believe cost of goods sold relating to these acquired product lines will decrease.

      Sales and Marketing Expenses. Sales and marketing expenses increased by $1.5 million, or 6.6%, to $24.2 million for 2001 from $22.7 million for 2000. This increase was primarily due to increased headcount in our sales and marketing departments principally related to the acquisitions of Audio Innovations and MB Quart and increased freight expense. As a percent of sales, sales and marketing expenses decreased to 15.4% for 2001 from 15.7% for 2000. The decrease as a percent of sales was primarily because some expenses in this category are fixed and do not fluctuate with sales.

      General and Administrative Expenses. General and administrative expenses, including abandoned acquisition costs, increased by $2.8 million, or 21.5%, to $15.8 million for 2001 from $13.0 million for 2000.

Excluding abandoned acquisition costs, general and administrative expenses increased by $2.2 million, or 16.9%, to $15.2 million for 2001 from $13.0 million for 2000. The primary reason for the increase in general and administrative expenses was cost structures in our two acquired businesses, Audio Innovations and MB Quart, that did not yet reflect synergies we expect to create over the next several quarters. Additionally, abandoned acquisition costs of $0.6 million were written off during the third quarter of 2001. These were previously capitalized costs for a proposed acquisition, which was abandoned and accordingly expensed. As a percent of sales, general and administrative expenses, including abandoned acquisition costs, increased to 10.0% for 2001 from 9.0% for 2000. Excluding abandoned acquisition costs, general and administrative expenses increased to 9.6% of sales for 2001.

      Research and Development Expenses. Research and development expenses increased by $0.5 million, or 17.3%, to $3.3 million for 2001 from $2.8 million for 2000. This increase was primarily due to increased personnel and product development costs. As a percent of sales, these expenses increased to 2.1% for 2001 from 2.0% for 2000.

      Operating Income. Operating income decreased by $3.0 million, or 22.2%, to $10.5 million for 2001 from $13.5 million for 2000. This decrease primarily was attributable to a mix shift toward lower margined products and a more aggressive stance on pricing and promotional programs aimed at increasing market share, the expensing of abandoned acquisition costs and end-of-life discounts on source units. As a percent of sales, operating income decreased to 6.6% for 2001 from 9.3% for 2000. The primary reasons for this decrease are mentioned above.

      Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense. Interest and other expense, net, decreased by $0.3 million, or 32.1%, to $0.5 million for 2001 from $0.8 million for 2000. Interest expense decreased in 2001 primarily due to substantially lower market interest rates.

      Income Tax Expense. Income tax expense decreased by $0.9 million to $3.8 million for 2001 from $4.7 million for 2000 due primarily to the decrease in our taxable income. The effective income tax rates were 37.6% for 2001 and 37.0% for 2000. The primary reason for this increase in the effective tax rate was a decrease in foreign tax benefits from foreign net operating losses.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Sales. Sales increased by $20.7 million, or 16.7%, to $144.6 million for 2000 from $123.9 million for 1999. The increase in sales primarily was attributable to having a full year of sales for Lightning Audio, which we acquired in June 1999, and an increase in sales to mobile audio specialty dealers. Sales to mobile audio specialty dealers increased by $9.5 million, or 11.8%, to $90.2 million for 2000 from $80.7 million for 1999. This increase primarily was due to improved market conditions in the first half of 2000, enhanced incentive programs and the launch of a competitively priced line of amplifiers and speakers.

      U.S. sales increased by $15.9 million, or 15.1%, to $121.4 million for 2000 from $105.5 million for 1999. U.S. sales of Lightning Audio products increased by $7.4 million, or 264.3%, to $10.2 million in 2000 from $2.8 million in 1999, reflecting a full year of accessory sales in 2000 and the addition of Lightning Audio speakers and amplifiers beginning in the second quarter of 2000. U.S. sales to mobile audio specialty dealers for Rockford Fosgate increased by $6.9 million, or 10.9%, to $70.1 million for 2000 from $63.2 million for 1999. International sales increased by $4.8 million, or 26.1%, to $23.2 million for 2000 from $18.4 million for 1999. Sales in all international regions increased, however they were led by increased sales in Asia and Latin America as a result of these regions’ improving economic conditions during the first half of 2000.

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

      General and Administrative Expenses. General and administrative expenses decreased by $0.5 million, or 3.7%, to $13.0 million for 2000 from $13.5 million for 1999. The primary reasons for the decrease were a decrease in expenses relating to our financial performance-based employee incentive program and controlled operational spending. As a percent of sales, these expenses decreased to 9.0% for 2000 from 10.9% for 1999. The decrease as a percent of sales primarily was because some expenses in this category are fixed and do not fluctuate with sales.

      Research and Development Expenses. Research and development expenses increased by $0.5 million, or 21.7%, to $2.8 million for 2000 from $2.3 million for 1999. This increase was primarily due to increased personnel and product development costs. As a percent of sales, these expenses increased to 2.0% for 2000 from 1.9% for 1999.

      Operating Income. Operating income increased by $1.0 million, or 8.0%, to $13.5 million for 2000 from $12.5 million for 1999. This increase primarily was attributable to the increase in Lightning Audio sales. The primary reasons for this increase are mentioned above. As a percent of sales, operating income decreased to 9.3% for 2000 from 10.1% for 1999. The primary reasons for this decrease are also mentioned above.

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

Quarterly Results of Operations

      Our sales on a quarterly basis reflect the seasonality of the mobile audio aftermarket business. Sales are generally greater during the second and third quarters of each calendar year and lower during the first and fourth quarters, with our lowest sales typically occurring during the fourth quarter.

      The following tables show selected consolidated quarterly statements of income data that were derived from our unaudited financial statements for each of the eight quarters ended December 31, 2001, and also show that data expressed as a percent of sales for the periods indicated. We believe these unaudited financial results were prepared on a basis consistent with our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated results of operations for those periods. The results of operations for any quarter are not necessarily indicative of the results of any future period.

Consolidated Statement of Income Data

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

	(In thousands, except per share data)
Net sales	$34,588	$45,137	$36,370	$28,545	$37,363	$44,803	$36,562	$39,024
Cost of goods sold	21,113	27,561	24,491	19,368	24,083	29,306	24,577	25,938

Gross profit	13,475	17,576	11,879	9,177	13,280	15,497	11,985	13,086
Operating expenses:
Sales and marketing	5,716	7,080	5,000	4,913	5,780	6,235	5,962	6,251
General and administrative(1)	3,465	4,121	3,501	1,949	3,374	4,326	3,272	4,248
Research and development	711	646	722	752	770	691	925	936
Abandoned acquisition costs	—	—	—	—	—	—	551	—

Total operating expenses	9,892	11,847	9,223	7,614	9,924	11,252	10,710	11,435

Operating income	3,583	5,729	2,656	1,563	3,356	4,245	1,275	1,651
Interest and other expense (income), net	461	273	79	(6)	204	96	(67)	314

Income before tax	3,122	5,456	2,577	1,569	3,152	4,149	1,342	1,338
Income tax expense	1,195	2,040	925	554	1,160	1,563	489	546

Net income	$1,927	$3,416	$1,652	$1,015	$1,992	$2,586	$853	$792

Net income per share:
Basic	$0.40	$0.50	$0.21	$0.13	$0.25	$0.32	$0.10	$0.10

Diluted	$0.31	$0.41	$0.19	$0.12	$0.23	$0.29	$0.10	$0.09

Shares used to calculate net income per share:
Basic	4,798	6,899	7,810	7,923	8,007	8,082	8,172	8,174

Diluted	6,283	8,431	8,643	8,631	8,834	8,925	8,957	8,935

	Percent of Sales for the Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2000	2000	2000	2000	2001	2001	2001	2001

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.0	61.1	67.3	67.9	64.5	65.4	67.2	66.5

Gross profit	39.0	38.9	32.7	32.1	35.5	34.6	32.8	33.5
Operating expenses:
Sales and marketing	16.5	15.7	13.8	17.2	15.4	13.9	16.3	16.0
General and administrative(1)	10.0	9.1	9.6	6.8	9.0	9.7	9.0	10.9
Research and development	2.1	1.4	2.0	2.6	2.1	1.5	2.5	2.4
Abandoned acquisition costs	0.0	0.0	0.0	0.0	0.0	0.0	1.5	0.0

Total operating expenses	28.6	26.2	25.4	26.7	26.5	25.1	29.3	29.3

Operating income	10.4	12.7	7.3	5.4	9.0	9.5	3.5	4.2
Interest and other expense (income), net	1.3	0.6	0.2	0.0	0.6	0.2	(0.2)	0.8

Income before tax	9.1	12.1	7.1	5.4	8.4	9.3	3.7	3.4
Income tax expense	3.5	4.5	2.5	1.9	3.1	3.5	1.4	1.4

Net income	5.6%	7.6%	4.6%	3.5%	5.3%	5.8%	2.3%	2.0%

(1)	Excludes abandoned acquisition costs.

Liquidity and Capital Resources

      We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. On June 28, 2001, we entered into a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility replaced a $20.0 million line previously maintained with another financial institution. We had working capital of $45.9 million at December 31, 2001, compared to $37.2 million at December 31, 2000. At December 31, 2001, we maintained $2.4 million of cash and cash equivalent balances.

      As at December 31, 2001, we had a balance of $9.3 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line of credit and a revolving line of credit. The swing line of credit has a blended variable interest rate per annum of LIBOR plus 175 basis points. The revolving line of credit has a fixed interest rate of 10.67% per annum. As at December 31, 2001, the bank credit facility had a weighted average interest rate of 4.04% per annum. The bank credit facility is scheduled to mature on June 28, 2003. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

      We also have a $5.0 million capital lease credit facility under which we can fund leases until July 1, 2002, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at December 31, 2001, the capital lease credit facility had an outstanding balance of $1.4 million with a weighted average interest rate of 6.67% per annum.

      Net cash provided by operating activities was $7.5 million for the twelve months ended December 31, 2001, and net cash used in operating activities was $2.5 million for the twelve months ended December 31, 2000. Net cash provided by operating activities for the twelve months ended December 31, 2001, was slightly higher than net income for the period, primarily due to the add back of non-cash expenses in excess of working capital needs.

      Net cash used in investing activities was $16.5 million for the twelve months ended December 31, 2001, and $4.1 million for the twelve months ended December 31, 2000. Net cash used in investing activities was primarily related to the acquisitions of Audio Innovations and MB Quart in the third quarter of 2001 and to purchases of property, plant and equipment.

      Net cash provided by financing activities was $9.0 million for the twelve months ended December 31, 2001, and $8.7 million for the twelve months ended December 31, 2000. Net cash provided by financing activities for 2001 was primarily a result of the net proceeds received from our bank line of credit facility.

      We believe our existing resources and anticipated cash flows from operations, coupled with availability on our credit facility, will be sufficient to meet our cash needs for the next twelve months. However, should we pursue an acquisition larger than our existing resources can support, we may need to seek additional debt or equity resources.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We do not use derivative financial instruments. Our holdings of cash equivalents are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and the relatively small cash balances we carry. At December 31, 2001, we had a balance of $9.3 million on our $30.0 million bank credit facility, which is also subject to interest rate fluctuations.

      The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. Historically, our exposure to currency exchange rate fluctuations was modest due to the fact that we sold our products primarily in U.S. dollars and held only a small percentage of our assets outside the U.S. However, we conduct a growing portion of our business in foreign currency and are increasing our billings in local currencies in Japan, Canada and Europe. During 2001, $18.8 million or 11.9% of our sales were denominated in a currency other than U.S. dollars. In addition, during 2001 our acquisition of MB Quart assets increased the amount of assets we held outside the U.S. by $8.1 million.

      At December 31, 2001, we had not engaged in any foreign currency hedging activities, but instead have attempted to minimize currency exposure risk through “natural hedges,” which balance foreign denominated assets with foreign denominated liabilities. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Rockford Corporation

      We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries (Rockford) as at December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of Rockford’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all materials respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 22, 2002

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$2,750	$2,411
Accounts receivable, less allowances of $1,427 and $2,613 at December 31, 2000 and 2001, respectively	28,488	28,036
Inventories, net	20,406	28,165
Deferred income taxes	3,596	4,500
Income taxes receivable	—	1,874
Prepaid expenses and other	2,091	3,371

Total current assets	57,331	68,357
Property and equipment, net	5,996	9,976
Deferred income taxes	605	394
Goodwill, net	2,275	6,303
Other assets	711	924

Total assets	$66,918	$85,954

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,118	$9,089
Accrued salaries and incentives	2,561	2,451
Accrued warranty	4,621	4,815
Income taxes payable	449	—
Other accrued expenses	4,468	5,210
Current portion of notes payable, long-term debt and capital lease obligations	935	879

Total current liabilities	20,152	22,444
Notes payable and long-term debt, less current portion	—	9,720
Capital lease obligations, less current portion	434	833
Shareholders’ equity
Common stock, $.01 par value. Authorized shares — 40,000,000
Issued shares — 7,997,529 shares at December 31, 2000, and 8,196,619 at December 31, 2001	80	82
Additional paid-in capital	29,504	30,341
Retained earnings	16,695	22,918
Accumulated other comprehensive income (loss)	53	(384)

Total shareholders’ equity	46,332	52,957

Total liabilities and shareholders’ equity	$66,918	$85,954

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Net sales	$123,889	$144,640	$157,752
Cost of goods sold	75,014	92,533	103,904

Gross profit	48,875	52,107	53,848
Operating expenses:
Sales and marketing	20,602	22,709	24,228
General and administrative	13,465	13,036	15,771
Research and development	2,277	2,831	3,322

Total operating expenses	36,344	38,576	43,321

Operating income	12,531	13,531	10,527
Other expense:
Interest	1,671	793	455
Other	282	14	93

Income before income taxes	10,578	12,724	9,979
Income tax expense	4,088	4,714	3,756

Income before minority interest	6,490	8,010	6,223
Minority interest	7	—	—

Net income	$6,497	$8,010	$6,223

Net income per common share:
Basic	$1.40	$1.17	$0.77

Diluted	$1.04	$1.00	$0.70

Weighted average shares:
Basic	4,641	6,864	8,109

Diluted	6,289	8,009	8,913

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

	(In thousands)
Balance at December 31, 1998	4,433	$44	$2,489	$2,188	$238	$(52)	$4,907
Currency translation	—	—	—	—	100	—	100
Net income	—	—	—	6,497	—	—	6,497

Comprehensive income							6,597
Conversion of subordinated promissory note to common stock	289	3	997	—	—	—	1,000
Exercise of stock options	21	1	78	—	—	—	79
Issuance of treasury stock to acquire minority interest	—	—	113	—	—	52	165
Exercise of warrants	10	—	9	—	—	—	9

Balance at December 31, 1999	4,753	48	3,686	8,685	338	—	12,757
Currency translation	—	—	—	—	(285)	—	(285)
Net income	—	—	—	8,010	—	—	8,010

Comprehensive income							7,725
Issuance of shares from Initial Public Offering	2,543	25	24,077	—	—	—	24,102
Conversion of subordinated debt to common stock	400	4	972	—	—	—	976
Exercise of stock options	190	2	535	—	—	—	537
Issuance of shares for employee stock purchase plan	33	—	135	—	—	—	135
Exercise of warrants	78	1	99	—	—	—	100

Balance at December 31, 2000	7,997	80	29,504	16,695	53	—	46,332
Currency translation	—	—	—	—	(437)	—	(437)
Net income	—	—	—	6,223	—	—	6,223

Comprehensive income							5,786

Exercise of stock options	149	1	440	—	—	—	441
Issuance of shares for employee stock purchase plan	51	1	397	—	—	—	398

Balance at December 31, 2001	8,197	$82	$30,341	$22,918	$(384)	$—	$52,957

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Operating activities
Net income	$6,497	$8,010	$6,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,386	3,396	3,880
Loss (gain) on sale of fixed assets	92	(3)	(6)
Deferred income tax	(866)	(251)	834
Provision for doubtful accounts	991	249	969
Provision for inventory allowances	2,269	616	1,332
Minority interest	(7)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,974)	(7,656)	2,359
Inventories	(4,137)	(6,096)	(3,403)
Prepaid expenses and other	(1,967)	657	(522)
Accounts payable	98	(324)	1,093
Accrued salaries and incentives	1,555	(2,507)	(1,743)
Accrued warranty	(113)	1,109	(113)
Income taxes payable (receivable)	289	130	(2,334)
Other accrued expenses	1,707	181	(1,020)

Net cash provided by (used in) operating activities	2,820	(2,489)	7,549
Investing activities
Purchases of property and equipment	(2,781)	(3,851)	(5,300)
Proceeds from sale of property and equipment	46	3	6
Acquisitions of business, net of cash acquired	(1,508)	—	(11,292)
Decrease (increase) in other assets	(186)	(252)	123

Net cash used in investing activities	(4,429)	(4,100)	(16,463)
Financing activities
Net proceeds from notes payable, long-term debt	3,064	249	1,122
Proceeds from (payments on) notes payable and long-term debt	(665)	(15,719)	7,910
Payments on capital lease obligations	(531)	(697)	(859)
Proceeds from initial public offering	—	24,102	—
Proceeds from employee stock purchase plan	—	135	398
Proceeds from exercise of stock options and warrants	88	637	441

Net cash provided by financing activities	1,956	8,707	9,012
Effect of exchange rate changes on cash	100	(285)	(437)

Net increase (decrease) in cash and cash equivalents	447	1,833	(339)
Cash and cash equivalents at beginning of year	470	917	2,750

Cash and cash equivalents at end of year	$917	$2,750	$2,411

Supplemental disclosures of cash flow information
Conversion of subordinated debt to common stock	$1,000	$976	$—

Exchange of stock for minority interest	$165	$—	$—

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Organization and Description of Business

      Rockford Corporation and subsidiaries (Rockford) is a designer, manufacturer and distributor of high performance mobile audio systems under the Rockford Fosgate, Lightning Audio, Q-Logic and MB Quart brand names for the worldwide mobile audio aftermarket. Rockford also sells professional audio products under the Hafler and MB Quart brand names and home theater audio products under the MB Quart and Fosgate Audionics brand names. Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing facilities are located in Tempe, Arizona; Grand Rapids, Michigan; Stillwater, Oklahoma; and Obrigheim, Germany. Rockford uses warehouses located in the United States, Germany, Singapore and Japan.

      During April 1999, the Board of Directors authorized Rockford to file a registration statement for an initial public offering of shares of its common stock. On June 28, 1999, the shareholders approved an increase in the number of authorized common shares to 40,000,000. Effective August 2, 1999, Rockford executed a 4.3-for-1 common stock split. All share information in the financial statements has been restated to reflect the effect of the stock split. On April 20, 2000, Rockford completed its initial public offering.

Principles of Consolidation

      The consolidated financial statements include the accounts of Rockford and its wholly owned subsidiaries in the United States, Germany, Singapore and Japan. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when acquired. Rockford’s investments have consisted of commercial paper, certificates of deposit with original maturities of three months or less and money market accounts.

Fair Value of Financial Instruments

      At December 31, 2001, Rockford has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations, notes payable and long-term debt approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

Revenue Recognition

      Rockford recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectability is reasonably assured.

These criteria are satisfied and, accordingly, Rockford recognizes revenue upon shipment of product.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rockford also records reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than estimated by Rockford, Rockford may be required to make additional reductions to revenue.

Shipping and Handling Costs

      Rockford records product shipping costs as freight expense in direct sales and marketing expense. Customers are billed for shipping, which is then recorded as a recovery of freight, or reduction of freight expense. However, customers are often eligible for a freight discount, depending on the size of the order or payment terms. Freight discounts taken by customers reduce the recovery of freight expense. Handling costs charged to customers are minimal.

Accounts Receivable

      Rockford sells its products principally to mobile audio and professional audio dealers primarily in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to a large retail reseller of consumer electronics in the United States. At December 31, 2000 and 2001, net accounts receivable includes approximately $5,658,000 and $4,580,000, respectively, due from overseas businesses.

      Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the allowance for accounts receivable at December 31, 2000 and 2001, approximately $1,018,000 and $1,812,000, respectively, for doubtful accounts. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

      Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers for invoices paid under 40 to 60 days of issuance. Rockford has included in its allowance for accounts receivable at December 31, 2000 and 2001, approximately $410,000 and $673,000, respectively, with respect to customers expected to use such discounts after year-end. Should a greater proportion of customers take advantage of these discounts than estimated by Rockford, additional reductions to revenue might be required.

Inventories

      Inventories consist principally of raw materials of electronic and mechanical components used in the manufacturing of amplifier and speaker systems and finished goods. Inventories are carried at the lower of cost or market.

      Rockford maintains a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those Rockford projected, additional inventory write-downs might be required.

Property and Equipment

      Property and equipment is stated at cost. Depreciation and amortization are computed principally on the straight-line method for financial reporting purposes over a two to ten year life. The building acquired in the MB Quart acquisition, which is located in Obrigheim, Germany, is being depreciated over a period of 25 years. Leasehold improvements are amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the asset.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

      In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Rockford records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

Intangible Assets

      On January 1, 2002, Rockford adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.

      Prior to January 1, 2002, Rockford amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, Rockford began accounting for the goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. As at December 31, 2001, Rockford had gross goodwill of $6,704,000 and accumulated amortization of $401,000. For the year ended December 31, 2001, Rockford recognized $168,000 of amortization expense. Rockford completed two acquisitions in the third quarter of 2001 and has not recorded any amortization for these acquisitions on amounts preliminarily allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $168,000 in 2002.

      In assessing the recoverability of Rockford’s goodwill and other intangibles, Rockford must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Rockford may be required to record impairment charges for these assets not previously recorded. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Rockford’s market capitalization relative to net book value; and

•	Significant negative industry or economic trends.

      Rockford has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Rockford has performed the first of the required impairment tests for goodwill as of January 1, 2002, and has determined that the carrying amount of goodwill is not impaired. In addition, Rockford will be reviewing its classification of intangible assets between goodwill and other identifiable intangibles. During the year ended December 31, 2001, Rockford did not record any impairment losses related to goodwill and other intangible assets.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

      Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was approximately $1,245,000, $1,948,000 and $1,912,000, respectively.

Income Taxes

      Rockford accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Income per Common Share

      Rockford reports net income per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share includes the dilutive effects of options, warrants and convertible securities.

Significant Customer

      Rockford has sales to one customer representing 19.9 percent, 16.7 percent and 16.3 percent of net sales for the years ended December 31, 1999, 2000 and 2001, respectively.

Foreign Currency Translation

      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of stockholders’ equity. The effect on the statement of income of transaction gains and losses is insignificant.

Stock Based Compensation

      Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Rockford has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, recognizes no compensation expense for the employee stock option grants. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

      Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform them to the 2001 presentation.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      In June 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, that are applicable for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets. Rockford adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002, including the required impairment tests. Rockford recorded approximately $168,000 in amortization of its intangible assets during 2001. The provisions of these standards are not expected to have a significant effect on Rockford’s financial position or operating results.

      In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supercedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The Standard also required expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on Rockford’s financial position or operating results.

      In April 2001, the Emerging Issues Task Force (EITF) issued Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. EITF 00-25 addresses the accounting and income statement classification of costs that a vendor incurs on behalf of a reseller in connection with the reseller’s purchase or promotion of the vendor’s products. The provisions of this Standard are not expected to have a significant effect on Rockford’s financial position or operating results.

      In July 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, that is applicable to financial statements issued for fiscal years beginning after June 15, 2001. This Standard applies to obligations associated with the retirement of tangible long-lived assets. The provisions of this Standard are not expected to have a significant effect on Rockford’s financial position or operating results.

2. Acquisitions

      Lightning Audio. On June 30, 1999, Rockford completed an acquisition of all of the common stock of Lightning Audio. Under the terms of the acquisition, Rockford paid $1,550,000 in cash and recorded an additional $50,000 of purchase consideration obligations for a total purchase price of $1.6 million. Under the terms of the acquisition, Rockford paid $600,000 of additional consideration over two years subsequent to the purchase of Lightning Audio based on the achievement of certain performance goals. Through December 31, 1999, the former owners of Lightning Audio had earned $274,000 in additional consideration. The remaining $326,000 was earned in the year ending December 31, 2000. Rockford recorded approximately $2,027,000 of goodwill with respect to the initial purchase and the additional consideration paid during 1999 and 2000. This goodwill was being amortized over 15 years until January 1, 2002, at which time Rockford began accounting for the goodwill under the provisions of SFAS Nos. 141 and 142. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Lightning Audio have been included in Rockford’s consolidated results of operation beginning on July 1, 1999. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Audio Innovations. On August 1, 2001, Rockford acquired the Audio Innovations business by purchasing all of the outstanding shares of common stock of Audio Innovations, Inc., an Oklahoma corporation. Rockford paid the shareholders of Audio Innovations $4 million ($3.8 million cash and $0.2 million payable to the selling shareholders) at the closing and paid approximately $1.9 million to settle outstanding Audio Innovations debt. Rockford also anticipates making payments of $500,000 to the selling shareholders over the next three years if Audio Innovations meets agreed upon profitability and sales goals. Rockford financed the purchase price using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition with $3.9 million recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Audio Innovations were included in Rockford’s consolidated results of operations beginning on August 1, 2001. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

      MB Quart. On September 1, 2001, Rockford acquired MB Quart GmbH as a subsidiary of Rockford’s existing German subsidiary, Rockford Europe GmbH. Through MB Quart GmbH, Rockford entered into agreements with Dr. Werner Schreiber, a receiver appointed under German bankruptcy law to manage the business of MB Quart Akustik GmbH. Under these agreements, MB Quart GmbH acquired substantially all of the operating assets of MB Quart Akustik GmbH, and Rockford directly acquired all of the stock of the U.S. subsidiary, M.B. Quart Electronics (USA), Inc. Rockford paid approximately $6 million for all of these assets. Rockford financed the purchase price, as well as working capital requirements for this acquired business, using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to property and equipment with $248,000 being assigned to goodwill. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of MB Quart were included in Rockford’s consolidated results of operations beginning on September 1, 2001. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

      Stock for Minority Interest. On June 14, 1999, Rockford issued 21,500 shares of its treasury stock in exchange for the 10 percent interest in its Japanese subsidiary not already held by Rockford. Rockford accounted for the acquired interest using the estimated fair value of the common stock issued of $7.67 per share, which resulted in the elimination of minority interest and the recording of approximately $155,000 of goodwill. This goodwill was being amortized over 15 years until January 1, 2002, at which time Rockford began accounting for the goodwill under the provisions of SFAS Nos. 141 and 142.

3. Inventories

      Inventories consisted of the following:

	December 31,

	2000	2001

	(In thousands)
Raw materials	$7,330	$9,361
Work in progress	863	1,424
Finished goods	13,659	20,263

	21,852	31,048
Less allowances	(1,446)	(2,883)

	$20,406	$28,165

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2000	2001

	(In thousands)
Land	$—	$398
Building	—	1,138
Machinery and equipment	13,610	16,050
Tooling equipment	5,898	7,839
Leasehold improvements	2,093	2,822
Furniture and fixtures	1,256	1,617
Construction in process	907	1,592

	23,764	31,456
Less accumulated depreciation and amortization	(17,768)	(21,480)

	$5,996	$9,976

5. Notes Payable and Long-Term Debt

      Notes payable and long-term debt consisted of the following:

	December 31,

	2000	2001

	(In thousands)
$30,000,000 line of credit with a lender collateralized by substantially all assets. Interest payments at LIBOR plus 175 basis points until June 2003 when all remaining principal and interest is due and payable. Borrowings under this line of credit are limited to a borrowing base as defined and adjusted in the agreement	$—	$9,300
$17,000,000 revolving line of credit replaced in 2001	1	—
Other	152	500

	153	9,800
Less current portion	(153)	(80)

	$—	$9,720

      Annual maturities of notes payable and long-term debt for the five years succeeding December 31, 2001, are $80,000 in 2002 and $9,720,000 in 2003. Interest payments were approximately $1,671,000, $793,000 and $455,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      At December 31, 2001, Rockford had a balance of approximately $9,300,000 on its $30,000,000 bank credit facility. At December 31, 2001, Rockford had $20,700,000 available on the bank credit facility. This credit facility contains covenants that place various restrictions on financial ratios, levels of indebtedness and capital expenditures, among other things. Rockford was in compliance with all debt covenants at December 31, 2001.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Leases

      Rockford leases equipment under capital leases. Rockford also leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through December 2006.

      Property and equipment includes the following amounts for leases that have been capitalized:

	December 31,

	2000	2001

	(In thousands)
Equipment	$4,295	$5,571
Less accumulated amortization	(2,627)	(3,785)

	$1,668	$1,786

      Amortization of leased assets is included in depreciation and amortization expense.

      During the years ended December 31, 2000 and 2001, Rockford acquired approximately $389,000 and $1,276,000 of equipment under capital leases, respectively.

      Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

	Capital Leases	Operating Leases

	(In thousands)
2002	$829	$2,402
2003	564	1,573
2004	322	1,131
2005	—	292
2006	—	986

Total minimum lease payments	1,715	$6,384

Less amounts representing interest	(83)

Present value of net minimum lease	1,632
Less current portion	(799)

	$833

      Total rental expense for all operating leases was approximately $1,719,000, $2,032,000 and $2,545,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Income Taxes

      Significant components of Rockford’s deferred tax assets are:

	December 31,

	2000	2001

	(In thousands)
Deferred tax assets:
Inventory basis	$576	$728
Basis in receivables	828	829
Book over tax depreciation	606	394
Accrued warranty	1,690	1,790
Net operating loss carryforward	—	280
Accrued liabilities and other	501	954

Total deferred tax assets	$4,201	$4,894

      During 2001, Rockford acquired all of the outstanding stock of M.B. Quart Electronics (USA), Inc. and Audio Innovations, Inc. in taxable stock acquisitions. As a result of these acquisitions, approximately $1,418,000 of net deferred tax assets were transferred to Rockford including net operating loss carryovers of approximately $1,927,000. All of the net operating losses acquired are limited for tax purposes under Internal Revenue Code section 382 which limits the annual utilization of net operating losses.

      At December 31, 2001, Rockford had federal net operating loss carryforwards for federal income tax purposes of approximately $1,927,000 which will begin to expire in 2011 if not previously utilized. All of the net operating loss is attributable to Rockford’s acquisition of M.B. Quart Electronics (USA), Inc. As such, it is limited for tax purposes under Internal Revenue Code section 382, which limits the annual utilization of net operating losses. The deferred tax asset relating to the net operating losses is shown net of the estimated amount that will expire as a result of this annual limitation.

      Significant components of the federal and state income tax expense (benefit) are:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Current:
Federal expense	$3,994	$4,472	$3,060
State expense	942	423	59
Foreign expense (benefit)	18	70	(88)

Total current expense	4,954	4,965	3,031
Deferred:
Federal expense (benefit)	(796)	(233)	672
State expense (benefit)	(70)	(18)	54

Total deferred expense (benefit)	(866)	(251)	726

	$4,088	$4,714	$3,756

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Federal statutory rate	$3,597	$4,453	$3,493
State tax net of federal benefit	575	273	64
Nondeductible items	98	231	148
Higher (lower) foreign tax rates	(34)	(99)	267
Foreign sales corporation benefit	(145)	(107)	(129)
Other, net	(3)	(37)	(87)

	$4,088	$4,714	$3,756

      Rockford’s income (loss) attributable to foreign operations amounted to approximately $150,000, $285,000 and $(969,000) for the years ended December 31, 1999, 2000 and 2001, respectively.

      For the years ended December 31, 1999, 2000 and 2001, Rockford made tax payments of $4,631,000 (net of $29,000 in refunds), $5,305,000 (net of $524,000 in refunds) and $5,266,000 (net of $14,000 in refunds), respectively.

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

      Rockford has elected to follow APB Opinion No. 25 and related Interpretations in Accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of Rockford’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

      Proforma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Rockford has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these options was estimated at the date of grant using a minimum value-pricing model with the following weighted average assumptions:

	1999	2000	2001

Expected life of the award	5 years	5 years	5 years
Dividend yield	0 percent	0 percent	0 percent
Risk-free interest rate	6 percent	6 percent	4.5 percent
Expected volatility	0	.97	.75

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Rockford’s proforma information follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except
	per share data)
Net income as reported	$6,497	$8,010	$6,223
Proforma SFAS No. 123 expense	(262)	(248)	(327)

Proforma net income	$6,235	$7,762	$5,896

Proforma income per common share
Basic	$1.35	$1.13	$0.74

Diluted	$1.00	$.97	$0.66

      Option activity under the stock option plan during the years ended December 31, 1999, 2000 and 2001 is as follows:

		Outstanding Options

	Shares Available		Weighted Average
	Under Option	Shares	Exercise Price

Outstanding at December 31, 1998	482,109	1,648,004	$3.12
Granted	(172,000)	172,000	7.67
Exercised	—	(20,748)	3.76
Expired or cancelled	26,875	(26,875)	5.39

Outstanding at December 31, 1999	336,984	1,772,381	3.55
Granted	(81,500)	81,500	10.83
Exercised	—	(192,352)	2.42
Expired or cancelled	43,163	(43,163)	4.76

Outstanding at December 31, 2000	298,647	1,618,366	4.06
Granted	(302,814)	302,814	6.61
Exercised	—	(149,325)	3.12
Expired or cancelled	4,225	(4,225)	6.02

Outstanding at December 31, 2001	58	1,767,630	$4.55

      The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001, was $1.99, $2.85 and $4.24, respectively.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options under the plans outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Outstanding at	Exercise
Range of Exercise Prices	December 31, 2001	Life	Price	December 31, 2001	Price

$1.51	339,289	4.0 years	$1.51	339,289	$1.51
$2.44 — $3.45	369,402	4.4 years	2.62	369,402	2.62
$4.19 — $5.81	510,625	6.1 years	4.53	510,625	4.53
$6.00 — $6.68	301,814	9.6 years	6.62	76,750	6.62
$7.67 — $11.00	246,500	7.4 years	8.68	220,000	8.73

	1,767,630			1,516,066

9. Earnings Per Share

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except
	per share data)
Numerator:
Net income	$6,497	$8,010	$6,223
Effect of dilutive securities interest impact of convertible debentures	72	18	—

Numerator for diluted net income per share, income available to common stockholders after assumed conversions	$6,569	$8,028	$6,223

Denominator:
Denominator for basic net income per share, weighted average shares	4,641	6,864	8,109
Effect of dilutive securities:
Employee stock options	1,075	948	799
Warrants	71	11	5
Convertible debentures	503	185	—

Dilutive potential common shares	1,648	1,144	804

Denominator for diluted net income per share, adjusted weighted average shares and assumed conversions	6,289	8,009	8,913

Basic net income per share	$1.40	$1.17	$0.77

Diluted net income per share	$1.04	$1.00	$0.70

10. Contingencies

      Rockford is a party to legal proceedings, which arise in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion that these matters will have no material effect on Rockford’s consolidated financial position, results of operations or cash funds.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Benefit Plan

      Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 1999, 2000 and 2001, were approximately $369,000, $388,000 and $395,000, respectively.

12. Stock Purchase Plan

      On May 17, 1999, the shareholders of Rockford approved the Employee Stock Purchase Plan. A total of 361,200 shares of Rockford’s common stock are reserved for issuance under the plan, which became effective September 1, 1999. Employees will be eligible to participate if they are employed by Rockford or a participating subsidiary for at least 20 hours per week and more than five months in any calendar year. Each employee will be able to purchase up to $25,000 worth of shares, up to a maximum of 1,000 shares in each six month purchase period. The price per share purchased under the plan will generally be 85 percent of the fair market value of the shares.

13. Segment Information

      Rockford operates its business under the mobile audio, professional and home theater audio and OEM segments. For each of the periods ended December 31, 1999, 2000 and 2001, the professional and home theater audio and OEM segments were not significant and, accordingly, no additional disclosures of operations information about the segments are required. Below is geographic information for revenues of Rockford:

Region(1)	1999	2000	2001

	(In thousands)
United States	$105,482	$121,375	$130,459
Other Americas	5,294	7,289	9,469
Europe	7,337	7,687	10,278
Asia	5,776	8,289	7,546

Total sales from external customers	$123,889	$144,640	$157,752

(1)	Revenues are attributed to geographic regions based on the location of customers.

      For the years ended December 31, 1999, 2000 and 2001, sales to one customer accounted for 19.9 percent, 16.7 percent and 16.3 percent of those periods’ net sales, respectively. Rockford’s long-lived assets outside of the United States consist of the land and building used in Rockford’s MB Quart operations and located in Obrigheim, Germany.

14. Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2000 and 2001. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and include all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and notes. Rockford believes that quarter-to-quarter comparisons of its

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Year Ended December 31, 2001

	March 31	June 30	September 30	December 31	Total

	(In thousands, except per share data)
Net Sales	$37,363	$44,803	$36,562	$39,024	$157,752
Gross Profit	13,280	15,497	11,985	13,086	53,848
Operating Income	3,356	4,245	1,275	1,651	10,527
Net Income	1,992	2,586	853	792	6,223
Basic Income Per Share	0.25	0.32	0.10	0.10	0.77
Diluted Income Per Share	0.23	0.29	0.10	0.09	0.70

	Year Ended December 31, 2000

	March 31	June 30	September 30	December 31	Total

		(In thousands, except per share data)
Net Sales	$34,588	$45,137	$36,370	$28,545	$144,640
Gross Profit	13,475	17,576	11,879	9,177	52,107
Operating Income	3,583	5,729	2,656	1,563	13,531
Net Income	1,927	3,416	1,652	1,015	8,010
Basic Income Per Share	0.40	0.50	0.21	0.13	1.17
Diluted Income Per Share	0.31	0.41	0.19	0.12	1.00

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 8, 2002.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Executive Officers and Board of Directors — Director Compensation,” “Related Party Transactions — Suttle Employment Agreement” and “Stock Price Performance Graph” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 8, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to the section entitled “Principal Shareholders and Shareholdings of Officers and Directors” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 8, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Related Party Transactions” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 8, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements

      See Index to Consolidated Financial Statements on page 29 of this report.

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ROCKFORD CORPORATION

Column A	Column B	Column C			Column D		Column E

	Balance at	Charged to
	Beginning of	Costs and	Charged to				Balance at
Description	Period	Expenses	Other Accounts		Deductions		End of Period

	(In thousands)
December 31, 2001
Receivable allowances	$1,427	$969	$2,966	(3)	$2,749	(1)	$2,613
Inventory reserve	1,446	1,332	1,431	(4)	1,326	(2)	2,883
December 31, 2000
Receivable allowances	1,830	249	3,010	(3)	3,662	(1)	1,427
Inventory reserve	1,649	616	—		819	(2)	1,446
December 31, 1999
Receivable allowances	1,043	991	4,377	(3)	4,581	(1)	1,830
Inventory reserve	1,904	2,269	—		2,524	(2)	1,649

(1)	Accounts written off net of recoveries and returns.

(2)	Reserved inventory sold or scrapped.

(3)	Amounts netted against sales. Includes, for 2001, $342,000 related to allowances acquired in connection with acquisitions and $2,624,000 netted against sales.

(4)	Inventory reserves relating to inventory acquired in connection with acquisitions during 2001.

      Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.
10.1	1994 Stock Option Plan+

Exhibit
Number	Description of Document

10.2	1997 Stock Option Plan+
10.3	1999 Employee Stock Purchase Plan as amended and restated+
10.4	Employment Agreement of W. Gary Suttle+
10.5	Indemnity Agreement of W. Gary Suttle+
10.6	Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+
10.7	Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+
10.8	Form of Dealership Agreements+
10.9	Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+
10.9.1	Amendment to Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+
10.10	Standard Industrial Lease — Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+
10.10.1	Amendment to Standard Industrial Lease — Gross by and between Cloyce Clark and Rockford Corporation+
10.11	Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.11.1	Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.12	Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+
10.14	Employee 401(k) Deferred Compensation Plan and amendments thereto+
10.16	Product Sales Agreement by and between Rockford Corporation and Avnet Electronics Marketing**+
10.24	Services and Option Agreement by and between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation+
10.25	Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.26	Amendment of Services and Option Contract by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.27	Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.28	Amendment and Renewal of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.29	Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.35	Form of Indemnification Agreement+
10.35.1	Schedule for Indemnification Agreement+
10.39	Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+

Exhibit
Number	Description of Document

10.40	Sublease Agreement by and between Cerprobe Corporation and Rockford Corporation+++
10.41	Sublease Agreement by and between Van’s Delivery Service, Inc. and Rockford Acoustic Designs, Inc.+++
10.42	Asset Purchase Agreement among James and Norma Fosgate and Rockford Corporation**+++
10.43	Credit Agreement among Rockford Corporation, the Subsidiaries of Rockford Corporation, Bank One, Arizona, N.A., and Bank of America, N.A. (previously numbered Exhibit 10.39)#
10.44	Stock Purchase Agreement among Rockford Corporation, Audio Innovations, Inc., and the shareholders of Audio Innovations, Inc. (previously numbered Exhibit 10.40)**#
10.45	English translation of the Asset Purchase Agreement between a subsidiary of Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the assets of MB Quart Akustik GmbH (previously numbered Exhibit 10.41)##
10.46	English translation of the Deed between a subsidiary of Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the real estate assets of MB Quart Akustik GmbH (previously numbered Exhibit 10.42)##
10.47	English translation of the Deed between Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this Deed, Rockford acquired the shares of M.B. Quart Electronics (USA), Inc. (the U.S. Subsidiary of MB Quart Akustik GmbH) (previously numbered Exhibit 10.43)##
10.48	2002 Stock Option Plan
10.49	License Agreement between Rockford Corporation and Milwaukee Electric Tool Corporation
21	List of Subsidiaries of Rockford Corporation
23.1	Consent of Independent Auditors
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price

**	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

+	Previously filed with registration statement effective April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 13, 2001 with our Annual Report on Form 10-K for the year ended December 31, 2000.

#	Previously filed on August 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

##	Previously filed on November 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 28, 2002.

ROCKFORD CORPORATION

By:	/s/ W. GARY SUTTLE

W. Gary Suttle
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. GARY SUTTLE W. Gary Suttle	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ JAMES M. THOMSON James M. Thomson	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	March 28, 2002

/s/ D. LYNN THROWER D. Lynn Thrower	Corporate Controller (Principal Accounting Officer)	March 28, 2002

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 28, 2002

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	March 28, 2002

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	March 28, 2002

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	March 28, 2002

/s/ JOHN P. LLOYD John P. Lloyd	Director	March 28, 2002

Index to Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.7 for a description of the rights of the holders of Common Stock.
10.1	1994 Stock Option Plan+
10.2	1997 Stock Option Plan+
10.3	1999 Employee Stock Purchase Plan as amended and restated+
10.4	Employment Agreement of W. Gary Suttle+
10.5	Indemnity Agreement of W. Gary Suttle+
10.6	Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+
10.7	Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+
10.8	Form of Dealership Agreements+
10.9	Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+
10.9.1	Amendment to Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+
10.10	Standard Industrial Lease — Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+
10.10.1	Amendment to Standard Industrial Lease — Gross by and between Cloyce Clark and Rockford Corporation+
10.11	Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.11.1	Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.12	Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+
10.14	Employee 401(k) Deferred Compensation Plan and amendments thereto+
10.16	Product Sales Agreement by and between Rockford Corporation and Avnet Electronics Marketing**+
10.24	Services and Option Agreement by and between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation+

Exhibit
Number	Description of Document

10.25	Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.26	Amendment of Services and Option Contract by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
10.27	Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.28	Amendment and Renewal of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.29	Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
10.35	Form of Indemnification Agreement+
10.35.1	Schedule for Indemnification Agreement+
10.39	Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+
10.40	Sublease Agreement by and between Cerprobe Corporation and Rockford Corporation+++
10.41	Sublease Agreement by and between Van’s Delivery Service, Inc. and Rockford Acoustic Designs, Inc.+++
10.42	Asset Purchase Agreement among James and Norma Fosgate and Rockford Corporation**+++
10.43	Credit Agreement among Rockford Corporation, the Subsidiaries of Rockford Corporation, Bank One, Arizona, N.A., and Bank of America, N.A. (previously numbered Exhibit 10.39)#
10.44	Stock Purchase Agreement among Rockford Corporation, Audio Innovations, Inc., and the shareholders of Audio Innovations, Inc. (previously numbered Exhibit 10.40)**#
10.45	English translation of the Asset Purchase Agreement between a subsidiary of Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the assets of MB Quart Akustik GmbH (previously numbered Exhibit 10.41)##
10.46	English translation of the Deed between a subsidiary of Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the real estate assets of MB Quart Akustik GmbH (previously numbered Exhibit 10.42)##
10.47	English translation of the Deed between Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this Deed, Rockford acquired the shares of M.B. Quart Electronics (USA), Inc. (the U.S. Subsidiary of MB Quart Akustik GmbH) (previously numbered Exhibit 10.43)##
10.48	2002 Stock Option Plan
10.49	License Agreement between Rockford Corporation and Milwaukee Electric Tool Corporation
21	List of Subsidiaries of Rockford Corporation
23.1	Consent of Independent Auditors
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price

**	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

+	Previously filed with registration statement effective April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 13, 2001 with our Annual Report on Form 10-K for the year ended December 31, 2000.

#	Previously filed on August 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

##	Previously filed on November 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.