Form 10-Q
period 2002-03-31
ROCKFORD CORP
filed 2002-05-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

         As of March 31, 2002, there were 8,466,619 shares of Common Stock, $.01 par value per share, outstanding.

ROCKFORD CORPORATION AND SUBSIDIARIES

		Page

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets — March 31, 2002 and December 31, 2001	1

	Condensed Consolidated Income Statements — Three Months Ended March 31, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements — March 31, 2002	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Part II:	Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	12

Signatures

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note)

	(In thousands)

Assets

Current assets:

Cash	$990	$2,411

Accounts receivable, less allowances of $3,225 and $2,613 at March 31, 2002 and December 31, 2001, respectively	35,829	28,036

Inventories, net	29,072	28,165

Deferred income taxes	4,489	4,500

Income taxes receivable	586	1,874

Prepaid expenses and other	3,772	3,371

Total current assets	74,738	68,357

Property and equipment, net	10,275	9,976

Deferred income taxes	394	394

Goodwill, net	6,077	6,303

Other assets	1,579	924

Total Assets	$93,063	$85,954

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$9,985	$9,089

Accrued salaries and incentives	3,045	2,451

Accrued warranty	4,997	4,815

Other accrued expenses	8,545	5,210

Current portion of notes payable, long-term debt and capital lease obligations	1,616	879

Total current liabilities	28,188	22,444

Notes payable and long-term debt, less current portion	8,641	9,720

Capital lease obligations, less current portion	712	833

Shareholders’ equity:

Common stock, $.01 par value — Authorized shares — 40,000,000

Issued shares — 8,466,619 shares at March 31, 2002, and 8,196,619 at December 31, 2001	85	82

Additional paid-in capital	30,776	30,341

Retained earnings	25,096	22,918

Accumulated other comprehensive income (loss)	(435)	(384)

Total shareholders’ equity	55,522	52,957

Total liabilities and shareholders’ equity	$93,063	$85,954

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended
	March 31,

	2002	2001

	(In thousands, except per share data)

Net sales	$43,734	$37,363

Cost of goods sold	27,212	24,083

Gross profit	16,522	13,280

Operating expenses:

Sales and marketing	7,244	5,780

General and administrative	4,651	3,374

Research and development	976	770

Total operating expenses	12,871	9,924

Operating income	3,651	3,356

Interest and other expense, net	184	204

Income before income taxes	3,467	3,152

Income tax expense	1,289	1,160

Net income	$2,178	$1,992

Net income per common share:

Basic	$0.26	$0.25

Diluted	$0.24	$0.23

Weighted average shares:

Basic	8,275	8,007

Diluted	9,216	8,834

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,

	2002	2001

	(In thousands)

Operating activities

Net income	$2,178	$1,992

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,165	854

Gain on sale of fixed assets	(11)	(3)

Provision for doubtful accounts	214	146

Provision for inventory allowances	396	309

Changes in operating assets and liabilities:

Accounts receivable	(8,007)	(4,944)

Inventories	(1,340)	(182)

Prepaid expenses and other assets	1,477	(3,650)

Accounts payable	896	3,775

Accrued salaries and incentives	594	(1,310)

Accrued warranty	182	168

Income taxes payable (receivable)	(587)	1,168

Other accrued expenses	3,313	2,203

Net cash provided by operating activities	470	526

Investing activities

Purchases of property and equipment	(1,463)	(1,460)

Proceeds from sale of property and equipment	11	3

Acquisitions of business, net of cash acquired	66	—

Decrease (increase) in other assets	(429)	320

Net cash used in investing activities	(1,815)	(1,137)

Financing activities

Net proceeds from notes payable, long-term debt	783	(18)

Payments on notes payable and long-term debt	(1,079)	—

Payments on capital lease obligations	(167)	(200)

Proceeds from the exercise of stock options and warrants	438	121

Net cash used in financing activities	(25)	(97)

Effect of exchange rate changes on cash	(51)	(104)

Decrease in cash and cash equivalents	(1,421)	(812)

Cash and cash equivalents at beginning of period	2,411	2,750

Cash and cash equivalents at end of period	$990	$1,938

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2002

1. Basis of Presentation

We have prepared our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have made all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results you may expect for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

2. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2002	2001

	(In thousands)

Raw materials	$10,380	$9,361

Work in progress	1,398	1,424

Finished goods	20,141	20,263

	31,919	31,048

Less allowances	(2,847)	(2,883)

	$29,072	$28,165

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended March 31,

	2002	2001

	(In thousands, except per share date)

Numerator:

Numerator for diluted net income per share	$2,178	$1,992

Denominator:

Denominator for basic net income per share, weighted average shares	8,275	8,007

Effect of dilutive securities:

Employee stock options	935	822

Warrants	6	5

Dilutive potential common shares	941	827

Denominator for diluted net income per share, adjusted weighted average shares and assumed conversions	9,216	8,834

Basic net income per share	$0.26	$0.25

Diluted net income per share	$0.24	$0.23

4. Adoption of Accounting Standard

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

         Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at March 31, 2002, we had gross goodwill of $6,478,000 and accumulated amortization of $401,000. We completed two acquisitions in the third quarter of 2001 and have not recorded any amortization for these acquisitions on amounts preliminarily allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $168,000 in 2002.

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

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as of January 1, 2002, and determined that the carrying amount of our goodwill is not impaired. In addition, we will be reviewing our classification of intangible assets between goodwill and other identifiable intangibles. During the quarter ended March 31, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10-K for the year 2001, filed with the SEC on March 29, 2002.

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

When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2001, filed with the SEC on March 29, 2002, and in Exhibit 99.1 to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Exhibit 99.1 to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

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

We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan. We manufacture speaker enclosure products at our facilities in Stillwater, Oklahoma. We manufacture speakers, woofers, subwoofers, and headphones at our facility in Obrigheim, Germany.

We generated over 97% of our sales in the quarter ended March 31, 2002, and over 98% of our sales in the quarter ended March 31, 2001, from our mobile audio products.

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

Sales of our mobile audio products to Best Buy accounted for 15.8% of our sales for the three months ended March 31, 2002, and 17.8% of our sales for the three months ended March 31, 2001. Our business plans contemplate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future. No other single customer accounts for more than 10% of our sales.

Results of Operations

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended March 31,

	2002	2001

Net sales	100.0%	100.0%

Cost of goods sold	62.2	64.5

Gross profit	37.8	35.5

Operating expenses:

Sales and marketing	16.6	15.4

General and administrative	10.7	9.0

Research and development	2.2	2.1

Total operating expenses	29.5	26.5

Operating income	8.3	9.0

Interest and other expense, net	0.4	0.6

Income before tax	7.9	8.4

Income tax expense	2.9	3.1

Net income	5.0%	5.3%

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

Geographic Distribution of Sales

Our sales by geographic region were as follows:

	Three months ended March 31,

	2002	2001

	(In thousands)

Region:(1)

United States	$36,237	$31,435

Other Americas	2,995	1,885

Europe	3,349	1,891

Asia	1,153	2,152

Total sales	$43,734	$37,363

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales increased by $6.3 million, or 16.8%, to $43.7 million for the three months ended March 31, 2002, from $37.4 million for the three months ended March 31, 2001. The increase in sales primarily was attributable to the addition of our new MB Quart and Q-Logic brands and our OEM sales to Nissan. During the quarter we discontinued shipping to several Rockford Fosgate brand dealers who were not operating in a manner consistent with our policies and were eroding our brand image. This reduced sales of our Rockford Fosgate brand for the three months ended March 31, 2002. These dealers accounted for approximately $2.7 million of sales on an annualized basis.

U.S. sales increased by $4.8 million, or 15.3%, to $36.2 million for the three months ended March 31, 2002, from $31.4 million for the three months ended March 31, 2001. International sales increased by $1.6 million, or 27.1%, to $7.5 million for the three months ended March 31, 2002, from $5.9 million for the three months ended March 31, 2001.

Cost of Goods Sold. Cost of goods sold increased by $3.1 million, or 12.9%, to $27.2 million for the three months ended March 31, 2002, from $24.1 million for the three months ended March 31, 2001. Substantially all of the increase was attributable to sales of our new MB Quart and Q-Logic brands. As a percent of sales, cost of goods sold decreased to 62.2% for the three months ended March 31, 2002, from 64.5% for the three months ended March 31, 2001. The primary reasons for the decrease as a percent of sales included reduced end-of-life discounting, a mix shift toward higher margined products and successful cost reductions in our core business.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.4 million, or 24.1%, to $7.2 million for the three months ended March 31, 2002, from $5.8 million for the three months ended March 31, 2001. As a percent of sales, sales and marketing expenses increased to 16.6% for the three months ended March 31, 2002, from 15.4% for the three months ended March 31, 2001. The increase as a percent of sales is primarily due to higher cost structures for our new MB Quart and Q-Logic brands, including higher freight costs as a percent of sales associated with shipping Q-Logic boxes.

General and Administrative Expenses. General and administrative expenses increased by $1.3 million, or 38.2%, to $4.7 million for the three months ended March 31, 2002, from $3.4 million for the three months ended March 31, 2001. As a percent of sales, general and administrative expenses increased to 10.7% for the three months ended March 31, 2002, from 9.0% for the three months ended March 31, 2001. The increase as a percent of sales is primarily due to a return to normal level of performance-based compensation relating to achieved growth targets and higher cost structures for our new MB Quart and Q-Logic brands.

Research and Development Expenses. Research and development expenses increased by $0.2 million, or 25.0%, to $1.0 million for the three months ended March 31, 2002, from $0.8 million for the three months ended March 31, 2001. As a percent of sales, these expenses increased to 2.2% for the three months ended March 31, 2002, from 2.1% for the three months ended March 31, 2001. The increase is primarily due to increased personnel and product development costs relating to our new MB Quart and Q-Logic brands.

Operating Income. Operating income increased by $0.3 million, or 8.8%, to $3.7 million for the three months ended March 31, 2002, from $3.4 million for the three months ended March 31, 2001. As a percent of sales, operating income decreased to 8.3% for the three months ended March 31, 2002, from 9.0% for the three months ended March 31, 2001. This decrease primarily is attributable to a return to normal level of performance-based compensation and higher cost structures of our new MB Quart and Q-Logic brands.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, remained flat at $0.2 million for the three months ended March 31, 2002, and for the three months ended March 31, 2001. An increase in interest expense due to the increased balance of our line of credit resulting from our Q-Logic and MB Quart acquisitions, was offset by gains resulting from foreign currency exchange rate changes on our international sales.

Income Tax Expense. Income tax expense increased by $0.1 million, or 8.3%, to $1.3 million for the three months ended March 31, 2002, from $1.2 million for the three months ended March 31, 2001. The effective income tax rates were 37.2% for the three months ended March 31, 2002, and 36.8% for the three months ended March 31, 2001. The increase in the effective rate was primarily due to reduced international tax benefits.

Liquidity and Capital Resources

We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering and bank borrowings. On June 28, 2001, we entered into a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility replaced a $20.0 million line previously maintained with another financial institution. We had working capital of $46.6 million at March 31, 2002, compared to $45.9 million at December 31, 2001. At March 31, 2002, we maintained $1.0 million of cash and cash equivalent balances.

As at March 31, 2002, we had a balance of $8.3 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line-of-credit and a revolving line of credit. The swing line of credit has a blended variable interest rate per annum of Prime plus 25 basis points. The revolving line of credit has a blended variable interest rate of LIBOR plus 175 basis points . As of March 31, 2002, the bank credit facility had a weighted average interest rate of 4.6% per annum. The bank credit facility is scheduled to mature on June 28, 2003. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

We also have a $5.0 million capital lease credit facility under which we can fund leases until July 1, 2002, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at March 31, 2002, the capital lease credit facility had an outstanding balance of $2.0 million with a weighted-average interest rate of 5.93% per annum.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2002, and for the three months ended March 31, 2001. Cash provided by operating activities is less than net income due to the effect of increasing accounts receivables and inventories, which was offset by a decrease in prepaid expenses and an increase in other accrued expenses.

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2002, and $1.1 million for the three months ended March 31, 2001. Net cash used in investing activities was primarily related to purchases of property and equipment and an increase in other assets.

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2002, and net cash used in financing activities was $0.1 million for the three months ended March 31, 2001. Net cash used in financing activities was primarily a result of the net repayments of our bank credit facility and other long-term debt, which was partially offset by proceeds from the exercise of stock options.

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

                  Since the date of our Annual Report for the year 2001, filed with the SEC on March 29, 2002, there have been no additional material developments in connection with the patent claim described in the Legal Proceedings section of our Annual Report.

                  We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at March 31, 2002, we were not a party to any legal proceedings that we believe are material.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002, with our Annual Report on Form 10-K for the year ended December 31, 2001.

(b)	Rockford did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: May 14, 2002	By:	/s/ James M. Thomson James M. Thomson Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)