Form 10-Q
period 2002-06-30
ROCKFORD CORP
filed 2002-08-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         As of June 30, 2002, there were 8,598,204 shares of Common Stock, $.01 par value per share, outstanding.

ROCKFORD CORPORATION AND SUBSIDIARIES

		Page

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2002 and December 31, 2001	1

	Condensed Consolidated Income Statements – Three and Six Months Ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements – June 30, 2002	4

Item 2.	Management’s Discussion and Analysis of Financial	7

	Condition and Results of Operations

Part II:	Other Information

Item 1.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
	(In thousands except share data)
Assets

Current assets:

Cash	$706	$2,411

Accounts receivable, less allowances of $4,093 and $2,613 at June 30, 2002 and December 31, 2001, respectively	42,512	28,036

Inventories, net	28,567	28,165

Deferred income taxes	4,491	4,500

Income taxes receivable	—	1,874

Prepaid expenses and other	3,816	3,371

Total current assets	80,092	68,357

Property and equipment, net	10,550	9,976

Deferred income taxes	394	394

Goodwill, net	6,066	6,303

Other assets	1,786	924

Total Assets	$98,888	$85,954

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$10,851	$9,089

Accrued salaries and incentives	3,883	2,451

Accrued warranty	4,674	4,815

Other accrued expenses	7,801	5,210

Income taxes payable	685	—

Current portion of notes payable, long-term debt and capital lease obligations	1,956	879

Total current liabilities	29,850	22,444

Notes payable and long-term debt, less current portion	7,750	9,720

Capital lease obligations, less current portion	582	833

Shareholders’ equity:

Common stock, $.01 par value – Authorized shares - 40,000,000 Issued shares - 8,598,204 shares at June 30, 2002, and 8,196,619 at December 31, 2001	86	82

Additional paid-in capital	31,233	30,341

Retained earnings	28,683	22,918

Accumulated other comprehensive income (loss)	704	(384)

Total shareholders’ equity	60,706	52,957

Total liabilities and shareholders’ equity	$98,888	$85,954

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In thousands, except per share data)
Revenues	$51,228	$44,803	$94,961	$82,166

Cost of goods sold	31,199	29,306	58,410	53,389

Gross profit	20,029	15,497	36,551	28,777

Operating expenses:

Sales and marketing	7,594	6,235	14,838	12,015

General and administrative	5,925	4,326	10,576	7,700

Research and development	1,148	691	2,124	1,461

Total operating expenses	14,667	11,252	27,538	21,176

Operating income	5,362	4,245	9,013	7,601

Interest and other expense (income), net	(337)	96	(152)	300

Income before income tax	5,699	4,149	9,165	7,301

Income tax expense	2,112	1,563	3,400	2,723

Net income	3,587	2,586	5,765	$4,578

Net income per share:

Basic	$0.42	$0.32	$0.69	$0.57

Diluted	$0.38	$0.29	$0.62	$0.51

Weighted average shares:

Basic	8,508	8,082	8,392	8,044

Diluted	9,384	8,925	9,303	8,903

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,

	2002	2001

	(In thousands)
Operating activities

Net income	$5,765	$4,578

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,404	1,688

Gain on sale of fixed assets	(10)	(4)

Provision for doubtful accounts	498	465

Provision for inventory allowances	704	784

Changes in operating assets and liabilities:

Accounts receivable	(14,982)	(6,875)

Inventories	(1,143)	(5,497)

Prepaid expenses and other assets	1,430	(1,038)

Accounts payable	1,762	4,583

Accrued salaries and incentives	1,432	(507)

Accrued warranty	(141)	41

Income taxes payable (receivable)	685	20

Other accrued expenses	2,588	738

Net cash provided by (used in) operating activities	992	(1,024)

Investing activities

Purchases of property and equipment	(2,977)	(2,764)

Proceeds from sale of property and equipment	10	4

Acquisitions of business, net of cash acquired	55	—

Decrease (increase) in other assets	(625)	170

Net cash used in investing activities	(3,537)	(2,590)

Financing activities

Net proceeds from notes payable, long-term debt	1,210	2,068

Payments on notes payable and long-term debt	(1,970)	—

Payments on capital lease obligations	(384)	(409)

Proceeds from the exercise of stock options and warrants	896	437

Proceeds from sale of capital stock	—	121

Treasury shares purchased	—	(6)

Net cash provided by (used in) financing activities	(248)	2,211

Effect of exchange rate changes on cash	1,088	(236)

Net decrease in cash and cash equivalents	(1,705)	(1,639)

Cash and cash equivalents at beginning of period	2,411	2,750

Cash and cash equivalents at end of period	$706	$1,111

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2002

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

         Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results you may expect for the year ending December 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

2. Inventories

         Inventories consist of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)
Raw materials	$11,038	$9,361

Work in progress	1,065	1,424

Finished goods	19,404	20,263

	31,507	31,048

Less allowances	(2,940)	(2,883)

	$28,567	$28,165

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

3. Earnings Per Share

         The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In thousands, except per share data)
Numerator:

Numerator for diluted net income per share	$3,587	$2,586	$5,765	$4,578

Denominator for basic net income per share, weighted average shares	8,508	8,082	8,392	8,044

Effect of dilutive securities:

Employee stock options	869	837	904	853

Warrants	7	6	7	6

Dilutive potential common shares	876	843	911	859

Denominator for diluted net income per share, adjusted weighted average shares	9,384	8,925	9,303	8,903

Basic net income per share	$0.42	$0.32	$0.69	$0.57

Diluted net income per share	$0.38	$0.29	$0.62	$0.51

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

         Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at June 30, 2002, we had gross goodwill of $6,467,000 and accumulated amortization of $401,000. We completed two acquisitions in the third quarter of 2001 and have not recorded any amortization for these acquisitions on amounts preliminarily allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $168,000 in 2002.

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

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)(continued)

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at June 30, 2002, and determined that the carrying amount of our goodwill is not impaired. In addition, we are reviewing our classification of intangible assets between goodwill and other identifiable intangibles. During the quarter ended June 30, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

5. Accounting Policies

         Revenue Recognition

         We recognize revenue and record sales, net of related discounts, when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectability is reasonably assured.

These criteria are ordinarily satisfied and, accordingly, we recognize revenue upon shipment of product since virtually all of our products are sold F.O.B. our facility.

         We also record reductions to revenue for estimated customer returns and additional sales incentive offerings, such as growth and volume incentive rebates and prompt pay discounts. We record these reductions based on historical rates. Should a greater proportion of customers return product or redeem incentives than our estimates, we may be required to make additional reductions to revenue.

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

         Foreign Currency Translation

         We have translated the financial statements of our foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of stockholders’ equity. Due to the recent weakening of the U.S. dollar, we have experienced foreign currency transaction gains for the three months ended June 30, 2002.

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

Overview

         Rockford designs, manufactures and distributes high-performance audio systems for the mobile, professional and home theater markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, Q-Logic and MB Quart brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers and accessories. Based on dollar sales in 2001 of all our brands, we rank first in U.S. market share for mobile audio amplifiers and second for mobile audio speakers. We sell professional audio products under the Hafler and MB Quart brands. We also sell home theater products under the MB Quart and Fosgate Audionics brands.

         We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan. We manufacture speaker enclosure products at our facilities in Stillwater, Oklahoma. We manufacture speakers, woofers, subwoofers, and headphones at our facility in Obrigheim, Germany.

         We generated over 97% of our sales in the quarter ended June 30, 2002, and over 98% of our sales in the quarter ended June 30, 2001, from our mobile audio products.

         In the U.S., we sell our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in 68 countries. In Japan and Germany we sell through wholly owned subsidiaries using commissioned independent sales representatives. In Canada, Austria and Switzerland we sell through commissioned independent sales representatives. In other countries, we sell our products to independent distributors who resell them to retailers.

         Sales of our mobile audio products to Best Buy accounted for 15.1% of our sales for the six months ended June 30, 2002, and 16.6% of our sales for the six months ended June 30, 2001. Our business plans contemplate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future. No other single customer accounts for more than 10% of our sales.

Results of Operations

         The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	60.9	65.4	61.5	65.0

Gross profit	39.1	34.6	38.5	35.0

Operating expenses:

Sales and marketing	14.8	13.9	15.6	14.6

General and administrative	11.6	9.7	11.2	9.3

Research and development	2.2	1.5	2.2	1.8

Sales, general and administrative expenses	28.6	25.1	29.0	25.7

Operating income	10.5	9.5	9.5	9.3

Interest and other expense (income), net	(0.6)	0.2	(0.2)	0.4

Income before tax	11.1	9.3	9.7	8.9

Income tax expense	4.1	3.5	3.6	3.3

Net income	7.0%	5.8%	6.1%	5.6%

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

         Research and development expenses primarily consist of salaries associated with our research and development personnel.

Geographic Distribution of Sales

         Our sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(In thousands)		(In thousands)
REGION:

United States	$42,119	$36,733	$78,355	$68,168

Other Americas	1,868	3,304	4,863	5,190

Europe	5,383	2,627	8,732	4,517

Asia	1,858	2,139	3,011	4,291

Total sales (1)	$51,228	$44,803	$94,961	$82,166

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

         In the following discussion, certain increases or decreases may differ due to rounding.

         Net Sales. Sales increased by $12.8 million, or 15.6%, to $95.0 million for the six months ended June 30, 2002, from $82.2 million for the six months ended June 30, 2001. The increase in sales primarily was attributable to the addition of our acquired MB Quart and Q-Logic brands, strong sales of our Lightning Audio brand and OEM sales to Nissan. In an effort to build brand image, we have discontinued shipping to several Rockford Fosgate brand dealers who were not operating in a manner consistent with our policies. This reduced sales of our Rockford Fosgate brand for the six months ended June 30, 2002. These dealers accounted for approximately $7.6 million of sales for the six months ended June 30, 2002. We elected to forego these sales in order to improve the quality of our dealer base and, if our efforts are successful, anticipate increased sales to dealers who comply with our policies will, over time, offset the foregone sales to these terminated dealers.

         U.S. sales increased by $10.2 million, or 14.9%, to $78.4 million for the six months ended June 30, 2002, from $68.2 million for the six months ended June 30, 2001. International sales increased by $2.6 million, or 18.6%, to $16.6 million for the six months ended June 30, 2002, from $14.0 million for the six months ended June 30, 2001.

         Cost of Goods Sold. Cost of goods sold increased by $5.0 million, or 9.4%, to $58.4 million for the six months ended June 30, 2002, from $53.4 million for the six months ended June 30, 2001. Substantially all of the increase was attributable to sales of our new MB Quart and Q-Logic brands. As a percent of sales, cost of goods sold decreased to 61.5% for the six months ended June 30, 2002, from 65.0% for the six months ended June 30, 2001. The primary reasons for the decrease as a percent of sales included a mix shift toward higher margined products, cost reductions related to the direct sourcing of our Connecting Punch accessories product, reduced end-of-life discounting, operational efficiency and leverage improvements.

         Sales and Marketing Expenses. Sales and marketing expenses increased by $2.8 million, or 23.5%, to

$14.8 million for the six months ended June 30, 2002, from $12.0 million for the six months ended June 30, 2001. As a percent of sales, sales and marketing expenses increased to 15.6% for the six months ended June 30, 2002, from 14.6% for the six months ended June 30, 2001. The increase as a percent of sales was primarily due to higher cost structures for our new MB Quart and Q-Logic brands, including higher freight costs as a percent of sales associated with shipping Q-Logic boxes.

         General and Administrative Expenses. General and administrative expenses increased by $2.9 million, or 37.3%, to $10.6 million for the six months ended June 30, 2002, from $7.7 million for the six months ended June 30, 2001. As a percent of sales, general and administrative expenses increased to 11.1% for the six months ended June 30, 2002, from 9.4% for the six months ended June 30, 2001. The increase as a percent of sales is primarily due to a return to normal level of performance-based compensation relating to achieved growth targets, legal costs and higher cost structures for our new MB Quart and Q-Logic brands.

         Research and Development Expenses. Research and development expenses increased by $0.6 million, or 45.4%, to $2.1 million for the six months ended June 30, 2002, from $1.5 million for the six months ended June 30, 2001. As a percent of sales, these expenses increased to 2.2% for the six months ended June 30, 2002, from 1.8% for the six months ended June 30, 2001. The increase is primarily due to increased personnel and product development costs relating to our new MB Quart and Q-Logic brands.

         Operating Income. Operating income increased by $1.4 million, or 18.6%, to $9.0 million for the six months ended June 30, 2002, from $7.6 million for the six months ended June 30, 2001. As a percent of sales, operating income increased to 9.5% for the six months ended June 30, 2002, from 9.3% for the three months ended June 30, 2001. This increase primarily is attributable to the mix shift toward higher margined products, cost reductions related to the direct sourcing of accessories and improvements in manufacturing efficiency and leverage. This increase was partially offset by normalized performance-based compensation expense and higher cost structures for our acquired MB Quart and Q-Logic brands.

         Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.5 million to result in income of $0.2 million for the six months ended June 30, 2002, compared to expense of $0.3 million for the six months ended June 30, 2001. The decrease was primarily due to foreign currency gains, which were partially offset by increased interest expense due to the increased balance of our line of credit resulting from the MB Quart and Q-Logic brand acquisitions.

         Income Tax Expense. Income tax expense increased by $0.7 million, or 24.9%, to $3.4 million for the six months ended June 30, 2002, from $2.7 million for the six months ended June 30, 2001. The effective income tax rates were 37.1% for the six months ended June 30, 2002, and 37.3% for the six months ended June 30, 2001.

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

         In the following discussion, certain increases or decreases may differ due to rounding.

         Net Sales. Sales increased by $6.4 million, or 14.3%, to $51.2 million for the three months ended June 30, 2002, from $44.8 million for the three months ended June 30, 2001. The increase in sales primarily was attributable to the addition of our acquired MB Quart and Q-Logic brands, strong sales of our Lightning Audio brand and OEM sales to Nissan. In an effort to build brand image, we have discontinued shipping to several Rockford Fosgate brand dealers who were not operating in a manner consistent with our policies. This reduced sales of our Rockford Fosgate brand for the three months ended June 30, 2002. These dealers accounted for approximately $4.9 million of sales for the three months ended June 30, 2002. We elected to forego these sales in order to improve the quality of our dealer base and, if our efforts are successful, anticipate increased sales to dealers who comply with our policies will, over time, offset the foregone sales to these terminated dealers.

         U.S. sales increased by $5.4 million, or 14.7%, to $42.1 million for the three months ended June 30, 2002, from $36.7 million for the three months ended June 30, 2001. International sales increased by $1.0 million, or 12.3%, to $9.1 million for the three months ended June 30, 2002, from $8.1 million for the three months ended June 30, 2001.

         Cost of Goods Sold. Cost of goods sold increased by $1.9 million, or 6.5%, to $31.2 million for the three months ended June 30, 2002, from $29.3 million for the three months ended June 30, 2001. Substantially all of the increase was attributable to sales of our new MB Quart and Q-Logic brands. As a percent of sales, cost of goods sold decreased to 60.9% for the three months ended June 30, 2002, from 65.4% for the three months ended June 30, 2001. The primary reasons for the decrease as a percent of sales included a mix shift toward higher margined products, cost reductions related to the direct sourcing of our Connecting Punch accessories product, operational efficiency and leverage improvements.

         Sales and Marketing Expenses. Sales and marketing expenses increased by $1.4 million, or 21.8%, to $7.6 million for the three months ended June 30, 2002, from $6.2 million for the three months ended June 30, 2001. As a percent of sales, sales and marketing expenses increased to 14.8% for the three months ended June 30, 2002, from 13.9% for the three months ended June 30, 2001. The increase as a percent of sales was primarily due to higher cost structures for our new MB Quart and Q-Logic brands.

         General and Administrative Expenses. General and administrative expenses increased by $1.6 million, or 37.0%, to $5.9 million for the three months ended June 30, 2002, from $4.3 million for the three months ended June 30, 2001. As a percent of sales, general and administrative expenses increased to 11.6% for the three months ended June 30, 2002, from 9.7% for the three months ended June 30, 2001. The increase as a percent of sales is primarily due to a return to normal level of performance-based compensation relating to achieved growth targets, legal costs and higher cost structures for our new MB Quart and Q-Logic brands.

         Research and Development Expenses. Research and development expenses increased by $0.5 million, or 66.1%, to $1.1 million for the three months ended June 30, 2002, from $0.7 million for the three months ended June 30, 2001. As a percent of sales, these expenses increased to 2.2% for the three months ended June 30, 2002, from 1.5% for the three months ended June 30, 2001. The increase is primarily due to increased personnel and product development costs relating to our new MB Quart and Q-Logic brands.

         Operating Income. Operating income increased by $1.2 million, or 26.3%, to $5.4 million for the three months ended June 30, 2002, from $4.2 million for the three months ended June 30, 2001. As a percent of sales, operating income increased to 10.5% for the three months ended June 30, 2002, from 9.5% for the three months ended June 30, 2001. This increase primarily is attributable to a mix shift toward higher margined products, cost reductions related to the direct sourcing of accessories and improvements in manufacturing efficiency and leverage. This increase was partially offset by normalized performance-based compensation expense and higher cost structures for our acquired MB Quart and Q-Logic brands.

         Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.4 million to result in income of $0.3 million for the three months ended June 30, 2002, compared to expense of $0.1 million for the three months ended June 30, 2001. The decrease was primarily due to foreign currency gains, which were partially offset by increased interest expense due to the increased balance of our line of credit resulting from the MB Quart and Q-Logic brand acquisitions.

         Income Tax Expense. Income tax expense increased by $0.5 million, or 35.1%, to $2.1 million for the three months ended June 30, 2002, from $1.6 million for the three months ended June 30, 2001. The effective income tax rates were 37.1% for the three months ended June 30, 2002, and 37.7% for the three months ended June 30, 2001.

Liquidity and Capital Resources

         We have financed our business primarily using existing working capital, cash flows from operations and bank borrowings. During the second quarter of 2002 we extended the term of our $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. to mature on June 28, 2004. We had working capital of $50.2 million at June 30, 2002, compared to $45.9 million at December 31, 2001. At June 30, 2002, we maintained $0.7 million of cash and cash equivalent balances.

         As at June 30, 2002, we had a balance of $7.5 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line-of-credit and a revolving line of credit. The swing line of credit has a blended variable interest rate per annum of Prime. The revolving line of credit has a blended variable interest rate of LIBOR plus 150 basis points. As at June 30, 2002, the bank credit facility had a weighted average interest rate of 3.8% per annum. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

         During the second quarter of 2002 we also extended our $5.0 million capital lease credit facility under which we can fund leases until July 1, 2003, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at June 30, 2002, the capital lease credit facility had an outstanding balance of $2.2 million with a weighted-average interest rate of 5.64% per annum.

         Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2002, and net cash used in operating activities was $1.0 million for the six months ended June 30, 2001. Cash provided by operating activities was primarily related to the effect of increasing accounts payable, accrued salaries and incentives, and other accrued expenses which was partially offset by an increase in accounts receivable.

         Net cash used in investing activities was $3.5 million for the six months ended June 30, 2002, and $2.6 million for the six months ended June 30, 2001. Net cash used in investing activities was primarily related to purchases of property and equipment and an increase in other assets.

         Net cash used in financing activities was $0.2 million for the six months ended June 30, 2002, and net cash provided by financing activities was $2.2 million for the six months ended June 30, 2001. Net cash used in financing activities was primarily a result of the net repayments of our bank credit facility, which was partially offset by proceeds from the exercise of stock options and borrowings from our capital lease credit facility.

         We believe our existing resources and anticipated cash flows from operations, coupled with availability on our credit facility, will be sufficient to meet our cash needs for the next twelve months. However, should we pursue an acquisition larger than our existing resources can support, we may need to seek additional debt or equity resources.

Part II. Other Information

Item 1.     Legal Proceedings.

         Since the date of our Annual Report for the year 2001, filed with the SEC on March 29, 2002, there have been no additional material developments in connection with the patent claim described in the Legal Proceedings section of our Annual Report. This claim is currently in the fact discovery phase of proceedings. We have incurred substantial costs of defense, which contributed to our increased general and administrative costs during the quarter.

         Our quarterly report for the third Quarter of 2001, ending September 30, 2001, described a lawsuit filed against us relating to our InstallEdge.com business and alleging that one of our employees had misappropriated the plaintiff’s confidential information. During the quarter ending June 30, 2002 the plaintiff dismissed this lawsuit with prejudice. We did not pay anything to or for the Plaintiff in settlement of the lawsuit. Our costs in defending this lawsuit contributed to our increased general and administrative costs during the quarter. These costs will now cease since the lawsuit was dismissed with prejudice.

         We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at June 30, 2002, we were not a party to any legal proceedings that we believe are material.

Item 4.     Submission of Matters to a Vote of Security Holders

         We held our annual meeting of shareholders on Wednesday, May 8, 2002. The election of all our directors was submitted to our shareholders at the meeting and the shareholders re-elected all six of our directors. The names of the directors elected, and the number of votes each received, is as follows:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes

W. Gary Suttle	7,719,752	0	1,800	0

Nicholas G. Bartol	7,719,752	0	1,800	0

Ralph B. Godfrey	7,719,752	0	1,800	0

Jerry E. Goldress	7,719,752	0	1,800	0

Timothy C. Bartol	7,719,752	0	1,800	0

John P. Lloyd	7,719,752	0	1,800	0

         Our shareholders also voted at the annual meeting to approve our 2002 Stock Option Plan, which is described in our proxy statement filed with the SEC on March 29, 2002. The shareholder vote to approve the stock option plan was as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes

Approve our 2002 Stock Option Plan	5,931,411	48,275	94,402	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+ Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments
++ Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
+++ Previously filed on March 29, 2002, with our Annual Report on Form 10-K for the year ended December 31, 2001.

(b)	Rockford did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: August 14, 2002	By:	/s/ James M. Thomson

James M. Thomson Vice President of Finance , Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+ Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++ Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++ Previously filed on March 29, 2002, with our Annual Report on Form 10-K for the year ended December 31, 2001.