Form 10-Q
period 2002-09-30
ROCKFORD CORP
filed 2002-11-12
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 000-30138

ROCKFORD CORPORATION

(Exact Name of Registrant as Specified in its Charter)

ARIZONA	86-0394353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 South Rockford Drive	85281
Tempe, Arizona (Address of Principal Executive Offices)	(Zip Code)

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

         As of September 30, 2002, there were 8,696,714 shares of Common Stock, $.01 par value per share, outstanding.

ROCKFORD CORPORATION AND SUBSIDIARIES

		Page

Part I:	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets –	1
	September 30, 2002 and December 31, 2001

	Condensed Consolidated Income Statements –	2
	Three and Nine Months Ended September 30, 2002 and 2001

	Condensed Consolidated Statements of Cash Flows –	3
	Nine Months Ended September 30, 2002 and 2001

	Notes to Condensed Consolidated Financial Statements – September 30, 2002	4

Item 2.	Management's Discussion and Analysis of Financial	8
	Condition and Results of Operations

Item 4.	Controls and Procedures	14

Part II:	Other Information

Item 1.	Legal Proceedings	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note)

	(In thousands except share data)
Assets

Current assets:

Cash and cash equivalents	$251	$2,411

Accounts receivable, less allowances of $3,418 and $2,613 at September 30, 2002 and December 31, 2001, respectively	35,976	28,036

Inventories, net	30,861	28,165

Deferred income taxes	4,491	4,500

Income taxes receivable	—	1,874

Prepaid expenses and other	4,081	3,371

Total current assets	75,660	68,357

Property and equipment, net	11,083	9,976

Deferred income taxes	394	394

Goodwill, net	6,066	6,303

Other assets	1,882	924

Total Assets	$95,085	$85,954

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$7,922	$9,089

Accrued salaries and incentives	3,748	2,451

Accrued warranty	4,473	4,815

Other accrued expenses	6,771	5,210

Income taxes payable	1,138	—

Current portion of notes payable, long-term debt and capital lease obligations	2,283	879

Total current liabilities	26,335	22,444

Notes payable and long-term debt, less current portion	6,664	9,720

Capital lease obligations, less current portion	449	833

Shareholders’ equity:

Common stock, $.01 par value – Authorized shares - 40,000,000 Issued shares - 8,696,714 shares at September 30, 2002, and 8,196,619 at December 31, 2001	87	82

Additional paid-in capital	31,509	30,341

Retained earnings	29,508	22,918

Accumulated other comprehensive income (loss)	533	(384)

Total shareholders’ equity	61,637	52,957

Total liabilities and shareholders’ equity	$95,085	$85,954

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net sales	$40,583	$36,562	$135,545	$118,727

Cost of goods sold	26,315	24,577	84,726	77,966

Gross profit	14,268	11,985	50,819	40,761

Operating expenses:

Sales and marketing	6,302	5,962	21,140	17,974

General and administrative	4,539	3,272	15,112	10,973

Research and development	1,805	925	3,928	2,387

Abandoned acquisition costs	—	551	4	551

Total operating expenses	12,646	10,710	40,184	31,885

Operating income	1,622	1,275	10,635	8,876

Interest and other expense (income), net	278	(67)	126	234

Income before income tax	1,344	1,342	10,509	8,642

Income tax expense	519	489	3,919	3,211

Net income	$825	$853	$6,590	$5,431

Net income per share:

Basic	$0.10	$0.10	$0.78	$0.67

Diluted	$0.09	$0.10	$0.71	$0.61

Weighted average shares:

Basic	8,656	8,172	8,481	8,087

Diluted	9,406	8,957	9,338	8,905

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,

	2002	2001

	(In thousands)
Operating activities

Net income	$6,590	$5,431

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,540	2,803

Gain on sale of fixed assets	(10)	(4)

Provision for doubtful accounts	711	847

Provision for inventory allowances	1,013	1,082

Changes in operating assets and liabilities:

Accounts receivable	(8,659)	96

Inventories	(3,746)	(6,457)

Prepaid expenses and other assets	1,152	(284)

Accounts payable	(1,167)	(441)

Accrued salaries and incentives	1,296	(935)

Accrued warranty	(342)	(140)

Income taxes payable	1,143	239

Other accrued expenses	1,570	(652)

Net cash provided by operating activities	3,091	1,585

Investing activities

Purchases of property and equipment	(4,646)	(3,875)

Proceeds from sale of property and equipment	10	4

Acquisitions of business, net of cash acquired	57	(11,206)

Increase in other assets	(721)	(585)

Net cash used in investing activities	(5,300)	(15,662)

Financing activities

Net proceeds from notes payable, long-term debt	1,581	13,977

Payments on notes payable and long-term debt	(3,060)	—

Payments on capital lease obligations	(561)	(557)

Proceeds from the exercise of stock options and warrants	1,168	558

Treasury shares purchased	—	(6)

Net cash provided by (used in) financing activities	(872)	13,972

Effect of exchange rate changes on cash	921	(55)

Net decrease in cash and cash equivalents	(2,160)	(160)

Cash and cash equivalents at beginning of period	2,411	2,750

Cash and cash equivalents at end of period	$251	$2,590

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2002

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

         Operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results you may expect for the year ending December 31, 2002.

         For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

2. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2002	2001

	(In thousands)
Raw materials	$11,356	$9,361

Work in progress	2,011	1,424

Finished goods	20,684	20,263

	34,051	31,048

Less allowances	(3,190)	(2,883)

	$30,861	$28,165

ROCKFORD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Numerator:

Numerator for diluted net income per share	$825	$853	$6,590	$5,431

Denominator:

Denominator for basic net income per share, weighted average shares	8,656	8,172	8,481	8,087

Effect of dilutive securities:

Employee stock options	743	780	850	813

Warrants	7	5	7	5

Dilutive potential common shares	750	785	857	818

Denominator for diluted net income per share, adjusted weighted average shares	9,406	8,957	9,338	8,905

Basic net income per share	$0.10	$0.10	$0.78	$0.67

Diluted net income per share	$0.09	$0.10	$0.71	$0.61

4. Subsequent Event

         As at October 17, 2002, we purchased 63,336,955 shares of common stock of SimpleDevices, Inc., a Delaware corporation. These shares are 76% of SimpleDevices currently outstanding common stock, but are only 51% of the fully diluted common shares assuming outstanding options granted to SimpleDevices’ management and employees are all exercised. We believe the fully diluted percentage is more meaningful in evaluating our ownership of SimpleDevices because the options are granted at prices below the price we paid for the shares and are intended to give the managers and employees a strong incentive to grow SimpleDevices’ business. Our investment of $3.5 million was paid to SimpleDevices, not to its current shareholders, and will be used for working capital, to pay a convertible promissory note and for other corporate purposes.

         SimpleDevices, located in San Mateo, California, licenses its standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC, automotive and network equipment OEMs. SimpleDevices has created a new class of connected digital device applications that provide automation, synchronization, scheduling, and unified interfaces and databases across compatible devices.

5. Adoption of Accounting Standard

         On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When we account for acquired businesses as purchases, we allocate purchase prices to the assets and liabilities acquired based on the estimated fair values on

ROCKFORD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill.

         Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at September 30, 2002, we had gross goodwill of $6,467,000 and accumulated amortization of $401,000. We completed two acquisitions in the third quarter of 2001 and have not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $42,000 and $126,000 for the three-month and nine-month periods ended September 30, 2002, respectively.

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

         We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at September 30, 2002, and determined that our market capitalization exceeds our net book value. As a result, our goodwill is not impaired and it is not necessary to undertake the second step in the two-step process. During the quarter ended September 30, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

6. Accounting Policies

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

ROCKFORD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Overview

         Rockford designs, manufactures and distributes high-performance audio systems for the mobile, professional and home theater markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, Q-Logic and MB Quart brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers and accessories. Based on dollar sales in 2001 of all our brands, we ranked first in U.S. market share for mobile audio amplifiers and second for mobile audio speakers. We sell professional audio products under the Hafler and MB Quart brands. We also sell home theater products under the MB Quart and Fosgate Audionics brands.

         We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan. We manufacture speaker enclosure products at our facilities in Stillwater, Oklahoma. We manufacture speakers, woofers, subwoofers, and headphones at our facility in Obrigheim, Germany.

         We generated over 98% of our sales in the quarters ended September 30, 2002 and 2001 from our mobile audio products.

         In the U.S., we sell our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in 71 countries. In Japan and Germany we sell through wholly owned subsidiaries using commissioned independent sales representatives. In Canada, Austria and Switzerland we sell through commissioned independent sales representatives. In other countries, we sell our products to independent distributors who resell them to retailers.

         Sales of our mobile audio products to Best Buy accounted for 16.7% of our sales for the nine months ended September 30, 2002, and 15.7% of our sales for the nine months ended September 30, 2001. Our business plans contemplate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future. No other single customer accounts for more than 10% of our sales.

Results of Operations

         The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	64.8	67.2	62.5	65.7

Gross profit	35.2	32.8	37.5	34.3

Operating expenses:

Sales and marketing	15.5	16.3	15.6	15.1

General and administrative, including abandoned acquisition costs	11.2	10.5	11.2	9.7

Research and development	4.5	2.5	2.9	2.0

Total operating expenses	31.2	29.3	29.7	26.8

Operating income	4.0	3.5	7.8	7.5

Interest and other expense (income), net	0.7	(0.2)	0.0	0.2

Income before income tax	3.3	3.7	7.8	7.3

Income tax expense	1.3	1.4	2.9	2.7

Net income	2.0%	2.3%	4.9%	4.6%

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

         Research and development expenses primarily consist of salaries associated with our research and development personnel and legal costs related to our intellectual property.

Geographic Distribution of Sales

         Our sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

	(In thousands)		(In thousands)
REGION:

United States	$31,590	$30,543	$109,946	$98,711

Other Americas	1,744	2,281	6,607	7,471

Europe	4,654	2,185	13,386	6,702

Asia	2,595	1,553	5,606	5,843

Total sales (1)	$40,583	$36,562	$135,545	$118,727

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

In the following discussion, certain increases or decreases may differ due to rounding.

         Net Sales. Sales increased by $16.8 million, or 14.2%, to $135.5 million for the nine months ended September 30, 2002, from $118.7 million for the nine months ended September 30, 2001. The increase in sales primarily was attributable to the addition of sales from our acquired MB Quart brand, increased sales from our Q-Logic brand, strong sales of our Lightning Audio brand and increased sales of our OEM business. In an effort to build brand image, we have discontinued shipping to several Rockford Fosgate brand dealers who were not operating in a manner consistent with our policies. This reduced sales of our Rockford Fosgate brand for the nine months ended September 30, 2002. These dealers accounted for approximately $11.1 million of sales for the nine months ended September 30, 2001. We elected to forego these sales in order to improve the quality of our dealer base and, if our efforts are successful, anticipate increased sales to dealers who comply with our policies will, over time, offset the foregone sales to these terminated dealers.

         U.S. sales increased by $11.2 million, or 11.4%, to $109.9 million for the nine months ended September 30, 2002, from $98.7 million for the nine months ended September 30, 2001. International sales increased by $5.6 million, or 27.9%, to $25.6 million for the nine months ended September 30, 2002, from $20.0 million for the nine months ended September 30, 2001.

         Cost of Goods Sold. Cost of goods sold increased by $6.7 million, or 8.7%, to $84.7 million for the nine months ended September 30, 2002, from $78.0 million for the nine months ended September 30, 2001. Substantially all of the increase was attributable to sales of our new MB Quart and Q-Logic brands. As a percent of sales, cost of goods sold decreased to 62.5% for the nine months ended September 30, 2002, from 65.7% for the nine months ended September 30, 2001. The primary reasons for the decrease as a percent of sales included a mix shift toward higher margined products and cost reductions related to the direct sourcing of our Connecting Punch accessories product.

         Sales and Marketing Expenses. Sales and marketing expenses increased by $3.1 million, or 17.6%, to $21.1 million for the nine months ended September 30, 2002, from $18.0 million for the nine months ended September 30, 2001. As a percent of sales, sales and marketing expenses increased to 15.6% for the nine months ended September 30, 2002, from 15.1% for the nine months ended September 30, 2001. The increase as a percent of sales was primarily due to higher cost structures for our acquired MB Quart and Q-Logic brands, including higher freight costs as a percent of sales associated with shipping Q-Logic product to Canada.

         General and Administrative Expenses. General and administrative expenses, including abandoned acquisition costs, increased by $3.6 million, or 31.2%, to $15.1 million for the nine months ended September 30, 2002, from $11.5 million for the nine months ended September 30, 2001. As a percent of sales, general and administrative expenses, including abandoned acquisition costs, increased to 11.2% for the nine months ended September 30, 2002, from 9.7% for the nine months ended September 30, 2001. The increase as a percent of sales is primarily due to a return to normal level of performance-based compensation relating to achieved growth targets, legal costs and higher cost structures for our acquired MB Quart and Q-Logic brands.

         Research and Development Expenses. Research and development expenses increased by $1.5 million, or 64.6%, to $3.9 million for the nine months ended September 30, 2002, from $2.4 million for the nine months ended September 30, 2001. As a percent of sales, these expenses increased to 2.9% for the nine months ended September 30, 2002, from 2.0% for the nine months ended September 30, 2001. The increase is primarily due to increased legal costs associated with the defense of a patent matter and personnel and product development costs relating to our acquired MB Quart and Q-Logic brands.

         Operating Income. Operating income increased by $1.7 million, or 19.8%, to $10.6 million for the nine months ended September 30, 2002, from $8.9 million for the nine months ended September 30, 2001. As a percent of sales, operating income increased to 7.8% for the nine months ended September 30, 2002, from 7.5% for the nine months ended September 30, 2001. This increase is primarily attributable to the mix shift toward higher margined products, cost reductions related to the direct sourcing of accessories and reduced abandoned acquisition costs. This increase was partially offset by normalized performance-based compensation expense, higher cost structures for our acquired MB Quart and Q-Logic brands, and legal costs associated with the defense of a patent matter.

         Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.1 million, or 46.2%, to $0.1 million for the nine months ended September 30, 2002 from $0.2 million for the nine months ended September 30, 2001. The decrease was primarily due to foreign currency gains, which were partially offset by increased interest expense due to the increased balance of our line of credit resulting from the MB Quart and Q-Logic brand acquisitions.

         Income Tax Expense. Income tax expense increased by $0.7 million, or 22.0%, to $3.9 million for the nine months ended September 30, 2002, from $3.2 million for the nine months ended September 30, 2001. The effective income tax rates were 37.3% for the nine months ended September 30, 2002, and 37.2% for the nine months ended September 30, 2001.

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

In the following discussion, certain increases or decreases may differ due to rounding.

         Net Sales. Sales increased by $4.0 million, or 11.0%, to $40.6 million for the three months ended September 30, 2002, from $36.6 million for the three months ended September 30, 2001. The increase in sales was primarily attributable to increased market share of our Lightning Audio brand, the addition of sales from our acquired MB Quart brand, increased sales of our Q-Logic brand, and increased sales of our OEM business. Sales of our Rockford Fosgate brand products remained relatively flat, reflective of a decline in the domestic U.S. mobile audio market and our discontinued shipping to several dealers who were not operating in a manner consistent with our policies. These dealers accounted for approximately $3.5 million of sales for the three months ended September 30, 2001. We elected to forego these sales in order to improve the quality of our dealer base and, if our efforts are successful, anticipate increased sales to dealers who comply with our policies will, over time, offset the foregone sales to these terminated dealers.

         U.S. sales increased by $1.1 million, or 3.4%, to $31.6 million for the three months ended September 30, 2002, from $30.5 million for the three months ended September 30, 2001. International sales increased by $3.0 million, or 49.4%, to $9.0 million for the three months ended September 30, 2002, from $6.0 million for the three months ended September 30, 2001. This increase was primarily due to increased sales in Europe, Canada and Asia. We believe our international sales growth rate is likely to continue to exceed our U.S. sales growth rate in the short-term.

         Cost of Goods Sold. Cost of goods sold increased by $1.7 million, or 7.1%, to $26.3 million for the three months ended September 30, 2002, from $24.6 million for the three months ended September 30, 2001. Substantially all of the increase was attributable to sales of our acquired MB Quart and Q-Logic brands. As a percent of sales, cost of goods sold decreased to 64.8% for the three months ended September 30, 2002, from 67.2% for the three months ended September 30, 2001. The primary reasons for the decrease as a percent of sales included a mix shift toward higher margined products and lower discounting.

         Sales and Marketing Expenses. Sales and marketing expenses increased by $0.3 million, or 5.7%, to $6.3 million for the three months ended September 30, 2002, from $6.0 million for the three months ended September 30, 2001. As a percent of sales, sales and marketing expenses decreased to 15.5% for the three months ended September 30, 2002, from 16.3% for the three months ended September 30, 2001. The increase as a percent of sales was primarily due to higher cost structures of our acquired MB Quart and Q-Logic brands.

         General and Administrative Expenses. General and administrative expenses, including abandoned acquisition costs, increased by $0.7 million, or 18.7%, to $4.5 million for the three months ended September 30, 2002, from $3.8 million for the three months ended September 30, 2001. As a percent of sales, general and administrative expenses, including abandoned acquisition costs, increased to 11.2% for the three months ended September 30, 2002, from 10.5% for the three months ended September 30, 2001. The increase as a percent of sales is primarily due to a return to normal level of performance-based compensation relating to achieved growth targets, legal costs and higher cost structures for our acquired MB Quart and Q-Logic brands.

         Research and Development Expenses. Research and development expenses increased by $0.9 million, or 95.1%, to $1.8 million for the three months ended September 30, 2002, from $0.9 million for the three months ended September 30, 2001. As a percent of sales, these expenses increased to 4.5% for the three months ended September

30, 2002, from 2.5% for the three months ended September 30, 2001. The increase is primarily due to increased legal costs associated with the defense of a patent matter and personnel and product development costs relating to our acquired MB Quart and Q-Logic brands.

         Operating Income. Operating income increased by $0.3 million, or 27.2%, to $1.6 million for the three months ended September 30, 2002, from $1.3 million for the three months ended September 30, 2001. As a percent of sales, operating income increased to 4.0% for the three months ended September 30, 2002, from 3.5% for the three months ended September 30, 2001. This increase primarily is attributable to a mix shift toward higher margined products, lower discounting and reduced abandoned acquisition costs. This increase was partially offset by normalized performance-based compensation expense, increased legal expenses and higher cost structures for our acquired MB Quart and Q-Logic brands.

         Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $0.4 million to an expense of $0.3 million for the three months ended September 30, 2002, compared to income of $0.1 million for the three months ended September 30, 2001. The increase was primarily due to foreign currency losses, compared to foreign currency gains in the prior year, which were partially offset by decreased interest expense due to reduced levels of our line of credit.

         Income Tax Expense. Income tax expense remained relatively flat at $0.5 million for the three months ended September 30, 2002 and 2001. The effective income tax rates were 38.6% for the three months ended September 30, 2002, and 36.4% for the three months ended September 30, 2001.

Liquidity and Capital Resources

         We have financed our business primarily using existing working capital, cash flows from operations and bank borrowings. During the second quarter of 2002 we extended the term of our $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. to mature on June 28, 2004. We had working capital of $49.3 million at September 30, 2002, compared to $45.9 million at December 31, 2001. As at September 30, 2002, we maintained $0.3 million of cash and cash equivalent balances.

         As at September 30, 2002, we had a balance of $6.5 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line-of-credit and a revolving line of credit. The swing line of credit has a variable interest rate per annum of Prime. The revolving line of credit has a blended variable interest rate of LIBOR plus 150 basis points. As at September 30, 2002, the bank credit facility had a weighted average interest rate of 4.1% per annum. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

         During the second quarter of 2002 we also extended our $5.0 million capital lease credit facility under which we can fund leases until June 28, 2003, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at September 30, 2002, the capital lease credit facility had an outstanding balance of $2.0 million with a weighted-average interest rate of 5.53% per annum.

         Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2002, and $1.6 million for the nine months ended September 30, 2001. Net cash provided by operating activities was primarily related to the effect of increasing accrued salaries and incentives, other accrued expenses, income taxes payable and depreciation, which was partially offset by increases in accounts receivable and inventory

         Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2002, and $15.7 million for the nine months ended September 30, 2001. Current year net cash used in investing activities was primarily related to purchases of property and equipment, while the prior year’s net cash use was primarily related to the acquisitions of Audio Innovations and MB Quart in the third quarter of 2001.

         Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2002, and net cash provided by financing activities was $14.0 million for the nine months ended September 30, 2001. Net cash used in financing activities was primarily a result of the net repayments of our bank credit facility, which was partially offset by proceeds from the exercise of stock options and net proceeds from our long term debt..

         We believe our existing resources and anticipated cash flows from operations, coupled with availability on our credit facility, will be sufficient to meet our cash needs for the next twelve months. However, should we pursue an acquisition larger than our existing resources can support, we may need to seek additional debt or equity resources.

Item 4. Controls and Procedures.

         Our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures during the last 90 days in order to comply with the SEC’s new requirements for certification of this Form 10-Q.

         Since we became public we have maintained a disclosure policy committee, which currently includes our CEO, CFO, Director of Finance, Treasurer, Director of Investor Relations, and General Counsel. Our officers, directors, and employees are responsible to inform the committee about material developments in our business so that the committee can decide when we need to make new filings with the SEC or make disclosures to the public markets about developments in our business.

         The disclosure policy committee, other senior managers, and our finance staff are responsible for preparation of our periodic reports. Our finance staff and senior managers:

•	monitor our operations and financial performance on a regular basis,

•	evaluate how our performance may affect our reports to the SEC, and

•	schedule preparation of our periodic reports.

         We use our Oracle information system to develop the financial information used in our reports beginning shortly after the end of each reporting period. Members of our finance staff and our senior managers compile this information, as well as reports about our business from our officers, directors, and employees, and use the compiled information to prepare our reports to the SEC. Our procedures have allowed us to file our reports within the times that the SEC’s rules require.

         We are currently evaluating what changes will be needed to meet the accelerated time frames the SEC recently adopted. We do not anticipate material changes other than slightly accelerated internal deadlines for compilation of information and preparation of initial drafts.

         Based on their review of our disclosure controls and policies, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective and that they allow us to comply with our periodic reporting obligations. We believe the reports we have filed are in compliance with the SEC’s requirements.

         We have not made significant changes to our internal controls, and are not aware of changes in other factors that could significantly affect these controls, since our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures.

Part II. Other Information

Item 1. Legal Proceedings.

                  Since the date of our Annual Report for the year 2001, filed with the SEC on March 29, 2002, the patent claim described in the Legal Proceedings section of our Annual Report has continued into an intensive fact discovery phase of proceedings. As a result of initial proceedings, the products at issue in the case have been reduced to 16 of our Punch brand amplifiers. We have incurred substantial costs of defense, at a rate greater than we expected, which contributed to our increased research and development costs during the quarter. We anticipate that discovery and motions in the case will continue for at least the next two quarters and will cause us to incur additional defense costs during that period. A trial is likely sometime after the first quarter of 2003. We continue to believe that the claim involved in the case is without merit and that we should ultimately prevail in this matter.

                  We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at September 30, 2002, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business, other than the effect of the expenses associated with the Fiori patent matter described above.

Item 5. Other Information

                  We completed the purchase of 51% of the common stock (on a fully diluted basis) of SimpleDevices, Inc as at October 17, 2002. The purchase was not large enough to require a current report on Item 2 of Form 8-K at the time of the purchase, but we did report the purchase in a press release issued on October 24, 2002. Additionally, we signed a licensing agreement with Universal Studios Consumer Products Group, which we also reported in a press release on October 24, 2002. This section of our report is designed to provide a more complete description of the business we purchased and agreement we signed, since we do not wish to wait to provide more information until we file our annual report next spring. Therefore, we are including additional information in this report describing the SimpleDevices business and Universal Studios Consumer Product Group agreement.

Overview of the Acquisition

                  After the end of the third quarter, as at October 17, 2002, we purchased 63,336,955 shares of common stock of SimpleDevices, Inc. These shares are 76% of SimpleDevices currently outstanding common stock, but are only 51% of the fully diluted common shares assuming outstanding options granted to SimpleDevices’ management and employees are all exercised. We believe the fully diluted percentage is more meaningful in evaluating our ownership of SimpleDevices because the options are granted at prices below the price we paid for the shares and are intended to give the managers and employees a strong incentive to grow SimpleDevices’ business. Our investment of $3.5 million was paid to SimpleDevices, not to its current shareholders, and will be used for working capital, to pay a convertible promissory note and for other corporate purposes. Founded in 1999, SimpleDevices had received investments from Motorola, Proxim, Casio and private investors, and is located in San Mateo, California.

SimpleDevices Products and Technology

                  SimpleDevices is a software company that has developed connected digital device applications for the home, automobile and portable devices. Its standards-based SimpleWare™ and SimpleMedia Services™ software leverages industry standards, such as 802.11b and Universal Plug and Play (UPnP), to extend home networking technology beyond the PC or home gateway to a wide variety of digital device applications. Its software enables a variety of digital devices to access a centralized media database through a unified interface and provides automation, synchronization, scheduling, and unified interfaces and databases across compatible devices.

                  For the automobile, SimpleDevices’ software lets consumers conveniently send digital content from their home PC to a device installed as part of their car audio system. The device will then play back the digital content in the car. This product introduces synchronization and scheduling capabilities previously unavailable in car audio.

                  For the home, SimpleDevices’ software lets consumers conveniently send digital content from their home PC to a device installed as part of their home audio system or other audio device. The device will then play back the digital content in the home. One partner-branded digital audio receiver is already available to consumers and will wirelessly extend digital media to existing home audio equipment.

                  We believe that SimpleDevices’ technology has the potential for a wide range of applications, particularly for mobile audio and home audio. SimpleDevices intends to use our investment to fund further improvements to its technology that are intended to enhance its appeal to consumer electronics manufacturers and consumers. It has licensed its software and technology to consumer electronics, PC, automotive and network equipment OEMs.

                  SimpleDevices has applied for a total of 35 patents related to its technology for connected digital device applications and one patent has been granted. Even if more of its patent applications are granted, there can be no assurance that the patents will cover significant elements of SimpleDevices’ products or that SimpleDevices will be able to use its patents to protect its products from competition by functionally equivalent devices.

SimpleDevices Business and Competition

                  We believe that SimpleDevices will contribute approximately $5 million in sales in fiscal 2003. We expect the transaction to be neutral to earnings in its first full year.

                  Simple Devices is an early stage company, with initial products using its technology made available to consumers only in 2001. It did not have significant revenues prior to our purchase of its stock. Because SimpleDevices is addressing a newly developing market, its prospects for sales and profits are particularly difficult to predict. Small changes in the pace of OEM and consumer acceptance of its offerings could substantially increase or decrease its revenues and profitability.

                  SimpleDevices’ business strategy is to license its software and technology to computer and consumer electronics manufacturers who will incorporate SimpleDevices’ technology into devices that they market. It does not plan to develop its own distribution infrastructure for sale of devices to consumers. As a result, its success depends both upon consumer acceptance of devices using its technology and upon the willingness of OEM’s, including computer makers, consumer electronics manufacturers, and other device makers, to incorporate SimpleDevices’ technology into their products.

                  A number of other companies, including companies in the computer and consumer electronics industries, are attempting to develop products competitive with those that SimpleDevices is developing. A number of these companies have substantially greater resources than SimpleDevices. Although we believe SimpleDevices’ products are more fully developed than those of its competitors, and that they offer ease of use features that others have not developed, there can be no assurance that SimpleDevices will be able to maintain this lead.

                  Because products in this category are newly developed, the ultimate desires of consumers with respect to these products is uncertain and unpredictable. In addition, the current difficult economic environment may have an affect on OEM’s, who may choose to defer new product introductions, and on consumers, who may postpone purchases of new technology. These or other issues could reduce Simple Devices’ sales and earnings below our expectations.

                  SimpleDevices operates out of offices at 2121 El Camino Real, 2nd Floor, San Mateo, California. It leases these offices, which occupy approximately 3,271 square feet, under a lease that expires in January 31, 2003. It employs 17 employees, including 2 in administration, 12 in research & development, and 3 in sales and marketing.

Universal Studios Consumer Products Group Licensing Agreement

                  We have signed a licensing agreement with Universal Studios Consumer Products Group that will allow us to use Universal trademarks relating to the hit movie, The Fast and the Furious, and Universal Pictures’ upcoming sequel The Fast and the Furious 2, in connection with selected Rockford Fosgate and Lightning Audio products.

                  In addition, we have agreed to permit Universal to use our Rockford Fosgate and Lightning Audio products in cars that are expected to be featured in The Fast and the Furious 2, scheduled for release in Summer 2003.

                  Specific terms of the agreements are confidential. We believe, however, that the agreements create significant potential for brand-enhancement and cross-promotion.

                  The Fast and the Furious and The Fast and the Furious 2 are trademarks and copyrights of Universal Studios. Licensed by Universal Studios Licensing LLLP. All rights reserved.

                  The car and motorcycle action sequences depicted in The Fast and the Furious film are dangerous. All stunts were performed in controlled environments with professionally trained stunt crews on closed roads. No attempts should be made to duplicate any action, driving or car play scenes portrayed therein.

                  A Note to Parents: The Fast and the Furious is rated R and The Fast and the Furious 2 is not yet rated. Consult www.filmratings.com for further information.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.50	Stock Purchase Agreement between Rockford and SimpleDevices, Inc., dated as of October 16, 2002.*

10.51	Second Amended and Restated Voting Agreement among Rockford, SimpleDevices, Inc., and the Shareholders of Simple Devices, dated as of October 16, 2002.*

10.52	Master Merchandising License Agreement between Rockford and Universal Studios Licensing LLLP, dated as of August 16, 2002.*

10.53	Product Placement Agreement between Rockford and Universal Pictures, a division of Universal City Studios LLLP, dated as of August 16, 2002 .

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002, with our Annual Report on Form 10-K for the year ended December 31, 2001.

*	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

         (b)  Rockford filed a report on Form 8-K, dated August 14, 2002, furnishing under Item 7 the certification of our Quarterly Report on Form 10Q for the quarter ended June 30, 2002 by W. Gary Suttle, our Chief Executive Officer, and James M. Thomson, our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: November 12, 2002	By:	/s/ James M. Thomson

James M. Thomson

Vice President of Finance,

Chief Financial Officer and Secretary

(Principal Financial Officer

and Duly Authorized Officer)

CERTIFICATIONS

I, W. Gary Suttle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rockford Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ W. Gary Suttle

W. Gary Suttle

President and CEO

Principal Executive Officer

I, James M. Thomson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Rockford Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ James M. Thomson

James M. Thomson

Chief Financial Officer

Principal Financial Officer

Exhibit Index

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.50	Stock Purchase Agreement between Rockford and SimpleDevices, Inc., dated as of October 16, 2002.*

10.51	Second Amended and Restated Voting Agreement among Rockford, SimpleDevices, Inc., and the Shareholders of SimpleDevices, dated as of October 16, 2002.*

10.52	Master Merchandising License Agreement between Rockford and Universal Studios Licensing LLLP, dated as of August 16, 2002.*

10.53	Product Placement Agreement between Rockford and Universal Pictures, a division of Universal City Studios LLLP, dated as of August 16, 2002.

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002, with our Annual Report on Form 10-K for the year ended December 31, 2001.

*	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.