Form 10-K
period 2002-12-31
ROCKFORD CORP
filed 2003-03-07
CIK 828064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 000-30138

                                   ----------

                              ROCKFORD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            ARIZONA                                       86-0394353
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

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

                              Yes [X]        No [ ]

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                              Yes [ ]        No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $30,500,187 as of March 1, 2003.

     There were 8,747,197 shares of Common Stock issued and outstanding as of January 31, 2003.

     Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be held on April 23, 2003, are incorporated by reference into Part III of this report. Exhibit 99.9 to this report is also incorporated by reference into
Part I of this report.

================================================================================

                              ROCKFORD CORPORATION
                                    FORM 10-K

                                DECEMBER 31, 2002


                                TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
ITEM NUMBER AND DESCRIPTION                                                 PAGE
---------------------------                                                 ----
PART I
  Item 1.   Business ......................................................    2
  Item 2.   Properties ....................................................   17
  Item 3.   Legal Proceedings .............................................   18
  Item 4.   Submission of Matters to a Vote of Security Holders ...........   18
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters, including Equity Compensation
              Plan Information ............................................   18
  Item 6.   Selected Financial Data .......................................   19
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................   20
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....   28
  Item 8.   Financial Statements and Supplementary Data ...................   30
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ....................................   51
PART III
  Item 10.  Directors and Executive Officers of the Registrant ............   51
  Item 11.  Executive Compensation ........................................   51
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      51
  Item 13.  Certain Relationships and Related Transactions ................   51
  Item 14.  Controls and Procedures........................................   51
PART IV
  Item 15.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K .................................................   51
Signatures ................................................................   55

     The market value of our voting stock held by non-affiliates shown on the cover page is based on:

     *    Our estimate of the number of shares held by non-affiliates; and

     * $5.89 per share, the price at which our shares were last sold on December 31, 2002, as reported by The NASDAQ Stock Market.

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

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     WE MAKE  FORWARD-LOOKING  STATEMENTS  IN  THIS  REPORT  INCLUDING,  WITHOUT
LIMITATION, STATEMENTS CONCERNING THE FUTURE OF OUR INDUSTRY, PRODUCT DEVELOPMENT, BUSINESS STRATEGY (INCLUDING THE POSSIBILITY OF FUTURE ACQUISITIONS), CONTINUED ACCEPTANCE AND GROWTH OF OUR PRODUCTS, DEPENDENCE ON SIGNIFICANT CUSTOMERS AND SUPPLIERS, AND THE ADEQUACY OF OUR AVAILABLE CASH RESOURCES. OUR STATEMENTS MAY CONTAIN PROJECTIONS OF RESULTS OF OPERATIONS OR OF FINANCIAL CONDITION. YOU MAY IDENTIFY THESE STATEMENTS BY OUR USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE" OR OTHER SIMILAR WORDS.

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

     WHEN CONSIDERING OUR FORWARD-LOOKING STATEMENTS, YOU SHOULD KEEP IN MIND THE RISK FACTORS AND OTHER CAUTIONARY STATEMENTS IDENTIFIED IN THIS REPORT AND IN EXHIBIT 99.9, "RISK FACTORS THAT MAY AFFECT ROCKFORD'S OPERATING RESULTS, BUSINESS PROSPECTS AND STOCK PRICE," WHICH IS INCORPORATED IN THIS REPORT BY THIS REFERENCE. THE RISK FACTORS NOTED THROUGHOUT THIS REPORT, PARTICULARLY IN THE DISCUSSION IN EXHIBIT 99.9, AND OTHER RISK FACTORS THAT WE HAVE NOT ANTICIPATED OR DISCUSSED, COULD CAUSE OUR ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

OUR BUSINESS

     Rockford designs, manufactures and distributes high performance audio systems for the mobile, professional and home theater audio markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, Q-Logic and MB Quart brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers and accessories. Based on dollar sales in 2002 of all our brands, we rank first in U.S. market share for mobile audio amplifiers and second for mobile audio speakers.

     We sell home theater products under the MB Quart, Fosgate Audionics and NHT brands. We also sell professional audio products under the MB Quart, NHT and Hafler brands. We acquired the NHT brand as a result of an acquisition during the fourth quarter of 2002. Additionally during the fourth quarter of 2002 we
completed   an   investment   in   SimpleDevices   Inc.,   which   licenses  its
standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC, automotive and network equipment OEMs.

     We believe our ability to deliver innovative and technologically advanced products appeals to our consumers' desires for distinctive, leading-edge products and powerful, high quality sound. We continue to develop new products to capitalize on improvements in digital technology. Our Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart, NHT and Fosgate Audionics products have won numerous consumer and industry awards.

OUR BRANDS

     Our marketing and product development efforts are designed to enhance our brand images and generate increased loyalty among our consumers in each segment and among the retailers who sell our products. We market our products under the following brands:

     * ROCKFORD FOSGATE. We believe Rockford Fosgate is one of the most preferred high performance mobile audio brands. Under this brand we offer distinctive, leading-edge products and powerful, high quality sound. Our Rockford Fosgate mobile audio products are marketed under three primary brand names: (1) Punch-- the brand for the majority of our amplifiers, subwoofers, speakers and source units; (2) Power-- the brand for our higher performing amplifiers, subwoofers, and speakers; and (3) Type RF-- our highest performing mobile audio amplifiers. We sell Rockford Fosgate products to Nissan for installation as part of the factory installed audio system for three models of Nissan vehicles, the Sentra SE-R, Xterra and Frontier Crew Cab. We also sell Rockford Fosgate products under the Connecting Punch brand (for a full line of mobile audio installation accessories) and the Punch Sport brand (for promotional items and clothing);

     * LIGHTNING AUDIO. We acquired Lightning Audio in 1999 with a view toward marketing a line of mobile audio products under the Lightning Audio brand. In addition to accessories (which it sold before the acquisition), we now sell amplifiers, subwoofers and speakers under our Storm, Bolt and Strike brands. The products under these three Lightning Audio brands are more moderately priced than our Rockford Fosgate products. Also under the Lightning Audio brand we have introduced the InstallEdge.com business-to-business brand that offers back shop supplies to mobile audio installation shops, custom home audio installers and marine outfitters;

     * FOSGATE AUDIONICS AND HAFLER. We distribute home theater speakers and electronics under the Fosgate Audionics brand through conventional retail channels. We acquired the Fosgate Audionics brand from its creators, Jim Fosgate and Charles Wood, pioneers in the development of surround sound applications for home theater use. Our target dealers for this brand are specialty audio and home theater stores. We also distribute professional amplifiers and speakers under our Hafler brand;

     * Q-LOGIC. Audio Innovations, a subsidiary acquired in 2001, develops and markets Q-Logic speaker enclosures, Q-Forms kick panels and Q-Customs enclosures. Each of these products is designed to hold mobile audio speakers, providing an effective and convenient method for installing improved speakers in cars, trucks and SUVs. These products complement our existing Rockford Fosgate, Lightning Audio and MB Quart products, since many consumers will purchase an Audio Innovations product as the "box" to hold Rockford Fosgate, Lightning Audio or MB Quart speakers;

     * MB QUART. We acquired the MB Quart business and assets in 2001. MB Quart is located in Obrigheim, Germany, where it develops, engineers and manufactures speaker products. We sell MB Quart speakers primarily for the mobile audio market, with strength in tweeter, coaxial and component speakers, the speakers used to reproduce mid-range and higher frequency sounds. The MB Quart mid-range and tweeter products are priced even higher than our Rockford Fosgate brand speakers, and offer German engineered precision to our customers. Our MB Quart brand appeals to consumers who are willing to pay a premium price for some of the best mobile audio speakers on the market. In addition to mobile audio speakers, we also manufacture and distribute home audio speakers and professional headphones under our MB Quart brand;

     * SIMPLEDEVICES. During the fourth quarter of 2002, we completed an investment in SimpleDevices Inc., which licenses standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC, automotive and network equipment OEMs. Its software enables a variety of digital devices to access a centralized media database through a unified interface and provides automation, synchronization, scheduling, and unified interfaces and databases across compatible devices;

     * OMNIFI. Using SimpleDevices' technology, we introduced our new wireless digital media transfer products under the OmniFi brand at the 2003 Consumer Electronics Show. Co-designed by Rockford Fosgate and SimpleDevices, OmniFi products are digital audio receivers that use a PC and home wireless network to deliver digital media to the home stereo or to a storage device in the car. We plan to market OmniFi devices both as a stand-alone brand and under our Rockford Fosgate and Fosgate Audionics brands; and

     *    NHT.  During the fourth quarter of 2002, we acquired the NHT (Now Hear
          This) business and assets located in Benicia, California. NHT designs high quality loudspeakers for the home theater, stereo, custom installation and professional audio markets under the brand names of NHT, Now Hear This, NHT Pro, Evolution, Super Audio and Architectural. NHT's products are positioned to sell at premium price points through high-end specialty audio stores and custom installation design showrooms. The products under our NHT brands are more moderately priced than our Fosgate Audionics and MB Quart products.

GROWTH OF OUR BRANDS

     Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high performance audio products in the world. Each element of our strategy is intended to enhance and reinforce the global brand images of Rockford Fosgate, Lightning Audio, Fosgate Audionics, Hafler, Q-Logic, MB Quart, OmniFi and NHT among consumers and retailers. Key elements of our growth strategy are to:

     *    Continue to introduce new and technologically innovative products;

     * Acquire, develop and expand additional audio brands, taking advantage of our technology and distribution strengths;

     * Broaden our distribution by entering new distribution channels and increasing penetration of our existing distribution channels;

     * Capitalize on our worldwide brand recognition to increase sales in international markets; and

     *    Expand our home theater and professional audio business.

     As a result of our strong brands and growth strategy, we believe we can grow our business and become a larger participant in the worldwide mobile, professional and home theater audio markets.

OUR PRODUCTS

PERCENT OF SALES BY PRODUCT CLASS

     Our sales since 2000 were divided among our principal product classes as shown in the following table:

                                              YEAR ENDED DECEMBER 31,
                                        -----------------------------------
                                         2000          2001          2002
                                        ------        ------        ------
     Product Class:
     Amplifiers .................         43.9%         41.9%         32.4%
     Speakers ...................         35.1          32.5          36.3
     Accessories ................         14.2          15.3          18.4
     Others(1) ..................          6.8          10.3          12.9
                                        ------        ------        ------
                 Total ..........        100.0%        100.0%        100.0%
                                        ======        ======        ======

----------
(1) Includes source units, enclosures, signal processors and other products of which no single product class accounted for more than 10% of our sales in any of these years.

     Financial information about geographic segments may be found at Note 13 of the Notes to our Consolidated Financial Statements, set forth at page 46 of this report.

MOBILE AUDIO

     We  offer  high  performance  mobile  audio  products   consisting  of  the
following:

     * AMPLIFIERS. Power amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Power amplifiers are essential for a high performance mobile audio system and are typically not part of a standard factory installed system. We also include signal processors as part of the amplifier category. Signal processors accept input from a source unit, modify the signal to enhance performance and deliver the modified signal to one or more amplifiers. For specialized applications, we sell stand-alone signal processors that are not integrated into an amplifier;

     * SPEAKERS. Speakers accept a signal from a source unit or amplifier and translate it into sound. There are two categories of speakers: those eight inches or greater in diameter are considered subwoofers and are designed to play lower (bass) frequencies; and those less than eight inches in diameter are considered speakers and are designed for higher frequencies. Aftermarket speakers and subwoofers provide dramatically improved sound quality compared to most factory installed mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

     * SOURCE UNITS. Source units are the control center for a mobile audio system. Typically mounted in the dash of the car, source units provide input signals, including AM/FM radio and compact disc players. Most of our source units also have the ability to control a separate CD or MP3 changer;

     *    ACCESSORIES.   Accessories   include  amplifier   installation   kits,
          interconnect   and   speaker   cables,   carpet  and  fabric   surface
          applications, stiffening capacitors and battery clamps; and

     * ENCLOSURES. Enclosures are used to enhance the bass sound of subwoofers and to position higher frequency speakers in locations that produce better sound. Enclosures include boxes for subwoofers, installation adapters and replacement kick panels for improved speaker placement.

     Under our Rockford Fosgate brand we currently offer the following products:

     Amplifiers:    *    28 power  amplifier  models under our Punch,  Power and
                         Type RF  brands,  with  rated  power  from 75 to  1,500
                         watts, and minimum advertised prices from $179.99 to $1,449.99. Our amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system;

                    * Four models of stand alone signal processors, with minimum advertised prices from $149.99 to $399.99. One of these processors, a surround sound processor designed by Jim Fosgate, was the first commercially available "Dolby Pro-Logic II" surround sound device and is able to produce surround sound in the car from any 2 channel source;

     Speakers       *    75 models of speakers  and  subwoofers  under our Punch
                         and Power brands, with minimum advertised prices from $59.99 to $1,799.99;

     Source Units:  *    Nine   models  of  source   units  with  MP3   playback
                         compatibility, with minimum advertised prices from $199.99 to $999.99;

     Accessories:   *    Over 400  different  accessories,  including  amplifier
                         installation  kits,  interconnect  and speaker  cables,
                         carpet/fabric/surface   applications   and   stiffening
                         capacitors under our Connecting Punch brand name; and

                    * Various promotional materials and clothing under our Punch Sport brand.

     Under our Lightning Audio brand we currently offer the following products:

     Amplifiers:    *    15 power  amplifier  models under our Bolt,  Strike and
                         Storm brands, with rated power from 60 to 2,000 watts and minimum advertised prices from $99.95 to $999.95;

     Speakers:      *    46 speakers and subwoofers  under our Bolt,  Strike and
                         Storm brands, with minimum advertised prices from $29.95 to $599.95;

     Accessories:   *    Over    1,000    different    accessories,    including
                         interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits;

                    * Various promotional materials and clothing under our Urban Industrial Gear brand; and

                    * Various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses under our InstallEdge.com brand.

     Under our Q-Logic brand we currently offer 63 speaker enclosure models (in a variety of colors to match standard factory colors) in our Q-Logic, Q-Forms and Q-Customs product lines. These models have suggested retail prices from $29.95 to $319.95 for each enclosure.

     Under our MB Quart brand in the U.S. we sell five mobile speaker lines, including:

     * 5 models of Q-Series speakers, with suggested retail prices from $649.00 to $1,499.00 per pair;

     * 14 models of Premium Series speakers, with suggested retail prices from $479.00 to $829.00 per pair;

     * 17 models of Reference Series speakers, with suggested retail prices from $249.00 to $449.00 per pair;

     * 12 models of Discus Series speakers, with suggested retail prices from $109.00 to $399.00 per pair; and

     * 5 models of Nautic Series speakers, specifically designed for use in boats, with suggested retail prices from $249.00 to $449.00 per pair.

OEM PRODUCTS

     Nissan North America offers a Rockford Fosgate branded OEM system for three Nissan vehicles for model year 2003. Rockford Fosgate systems are standard in Nissan's Xterra SE and optional in the Xterra XE, the Frontier Crew Cab, Supercharged Frontier Crew Cab and the Sentra SE-R. Rockford's OEM systems installed in these vehicles include a radio/ CD player, speakers and an amplifier. For the 2004 model year Nissan has agreed to add a Rockford Fosgate enclosure to the Rockford Fosgate systems available in the Sentra.

HOME THEATER

     We sell home theater products under our Fosgate Audionics, MB Quart and NHT brands.

     Our Fosgate Audionics products include two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers, with electronics retail prices from $2,995.00 to $12,995.00 and speaker retail prices from $130.00 to $699.00.

     MB Quart sells bookshelf, tower and in-wall speakers for use in home audio and home theater systems, with suggested retail prices ranging from $99.00 to $1,799.00 per pair.

     Under our NHT brand we sell high performance audio component systems under the Evolution, Super Audio and Architectural brand series.

     * Evolution's modular components function as the building blocks to create entirely self-customized high performance multi-channel loudspeaker systems. The Evolution collection consists of two satellite monitors with optional matching pedestals, two tower loudspeaker configurations with satellite-matched bass modules and two freestanding subwoofer models. Listeners can create over a dozen system configurations to get the utmost performance from current and future digital entertainment media. Suggested retail prices range from $900.00 for a pair of satellite monitors to $9,900 for a full surround sound system.

     * SuperAudio series offers bookshelf speakers, center channel speakers, and powered subwoofers. Suggested retail prices range from $300 to $2,750.

     * Architectural is the brand name for NHT's in-wall speaker systems designed for installation as part of a custom home theater system. Suggested retail prices range from $200 to $1,000.

PROFESSIONAL AUDIO

     NHT sells powered monitors to the professional recording studios market. Suggested retail prices range from $500.00 for a pair of monitors to $6,600.00 for a surround sound monitoring system.

     MB Quart sells headphones for professional use, with suggested retail prices ranging from $150.00 to $1,944.00 per pair.

     We sell professional audio amplifiers and speakers under the Hafler brand, with amplifier suggested retail prices ranging from $199.00 to $2,200.00 and speaker suggested retail prices ranging from $625.00 to $845.00. Recording studios, broadcast studios, movie theaters, concert facilities, stadiums and touring bands use our professional audio products.

AWARDS

     Our branded products have won numerous consumer and industry awards, including Autosound Grand Prix awards in every year from 1987 through 2002, EIA/CES Innovation Awards at the Consumer Electronics Shows in every year from 1997 through 2003 and European Car Audio Press awards in 1997 and 1998. Our Punch Power 1100a2 power amplifier was awarded the Car Sound 1999 Voice of the People award by vote of the readers of Car Sound magazine.

     At the 2003 Consumer Electronics Show, Lightning Audio won one Innovations Design and Engineering Award for the Storm X2 subwoofer, MB Quart won two Innovations Design and Engineering Awards for the Vera Series speakers, and Fosgate Audionics won one Innovation Design and Engineering Award for the FAP T1 home theater processor. In addition, our OmniFi digital audio receiver was awarded the Consumer Electronic Association's Best of Innovations honoree in the mobile electronics product category and Tech TV's Best of CES in the auto, marine and RV category.

     Additionally at the Consumer Electronics Show, our custom demonstration vehicles, the Nissan Frontier in 2001 and the Nissan Xterra in 2002, were awarded the prestigious "best of show" from United Entertainment Media.

     Pro Audio Review Magazine declared our Hafler 9505 professional amplifier "Best Amplifier of the 1990's" during 2001. Hafler products also won awards from Pro Audio Review Magazine in 1996 and 1997, Mix Magazine in 1996 and 1998 and Electronic Musician Magazine Editor's Choice Award in 1999, 2000 and 2001.

     NHT has won many awards including three CES Innovations Design and Engineering Awards in 1999, three Audio Video International Awards in 2001 and the Electronic House-Product of the Year in 2002.

NEW BUSINESSES

     On December 26, 2002, we acquired the NHT (Now Hear This) business and assets located in Benicia, California from Recoton Corporation. NHT designs high quality loudspeakers for the home theater, stereo, custom installation and professional audio markets under the brand names of NHT, Now Hear This, NHT Pro, Evolution, Super Audio and Architectural. NHT's products are positioned to sell at premium price points through high-end specialty audio stores and custom installation design showrooms. NHT is sold through an established network of approximately 200 dealers and custom installers. We plan to use the NHT distribution network to sell our Fosgate Audionics and MB Quart home products.

     On October 17, 2002, we completed the purchase of 51% of the fully diluted common stock of SimpleDevices, Inc, which is 76% of the outstanding common stock as at December 31, 2002. SimpleDevices is a software company that has developed connected digital device applications for home, automobile and portable devices. Its standards-based SimpleWare and SimpleMedia Services software leverages industry standards, such as 802.11b and Universal Plug and Play, to extend home networking technology beyond the PC or home gateway to a wide variety of digital device applications. Its software enables a variety of digital devices to access a centralized media database through a unified interface and provides automation, synchronization, scheduling, and unified interfaces and databases across compatible devices. Our new wireless digital media transfer system, OmniFi, was introduced at the 2003 Consumer Electronics Show. Co-designed by Rockford Fosgate and SimpleDevices, OmniFi products are digital audio receivers that use a PC and home wireless network to deliver digital media to the home stereo or to a storage device in the car.

     In August, 2002, we signed a licensing agreement with Universal Studios Consumer Products Group that will allow us to use the Universal trademarks relating to the movie, THE FAST AND THE FURIOUS, and Universal Pictures' upcoming sequel THE FAST AND THE FURIOUS 2, in connection with selected Rockford Fosgate and Lightning Audio products. In addition, we have agreed to permit Universal to use our Rockford Fosgate and Lightning Audio products in cars that are expected to be featured in THE FAST AND THE FURIOUS 2, scheduled for release in Summer 2003.

     During 2001, we entered into an agreement to license the use of our Rockford Fosgate brand and our proprietary "Punch" bass equalization circuit to Milwaukee Electric Tool Corporation. Milwaukee is one of the leading sellers in the U.S. of professional power tools. Our license agreement authorizes Milwaukee to produce a portable radio boom box, capable of being powered by the battery packs that also power Milwaukee's professional tools. The product carries both the Milwaukee and the Rockford Fosgate brands. Milwaukee distributes the product through its distribution network, which sells portable electric tools and accessories through retail stores that sell tools to professional and non-professional users. We do not bear any of the costs of manufacture or distribution, but receive a small royalty for each unit sold. We believe this product offers professional users, especially construction workers, a higher quality mobile audio experience even in environments where they are limited to a simple boom box. We started to generate revenues from this agreement in 2002. Sales of this portable radio were approximately 155,000 units in 2002.

ENGINEERING AND DEVELOPMENT

     Research and development is a primary focus of our business because of the heavy demand by our core consumers for leading-edge products. We focus our research and development efforts primarily on enhancing current products and developing new products. Our expenditures for research and development were approximately $2.8 million, $3.3 million and $6.0 million in 2000, 2001 and 2002, respectively.

     As at December 31, 2002, our research and development staff (including the recently acquired SimpleDevices and NHT staff as well as our other businesses) consisted of approximately 35 design engineers, as well as other support staff, dedicated to the development of our technology platform for future products. They coordinate their efforts with:

     *    Our  sales  group  to  identify   features   consistent   with  market
          requirements and our brand image;

     *    Our   manufacturing   staff  to  develop  and  build   products   more
          efficiently;

     * Our product support staff to identify weaknesses in our existing products and to help re-design them; and

     * Our customers, both at the retailer and consumer level, to help us better understand their needs and preferences and incorporate them into our products

     As a result of these efforts, we have reduced product development time-to-market from up to 24 months to an average of six to nine months. By contrast, we believe that most of our competitors average over 12 months. Our objective is to introduce new products or re-engineer over one-half of our existing product line annually. In 2002, approximately 47% of our net sales were generated by sales of new or re-engineered products.

     Part of our research and development efforts seek to create a reserve base of technologies and innovations that are available to our engineers for use in the product development process. As a result, we believe we can readily respond to changing demand and effectively execute our marketing plans by introducing new products and by adding features to our existing products. Examples of product innovations that have been or are being developed from this reserve technology base include:

     * Software technology to allow consumers to schedule and synchronize wireless media delivery to mobile and home audio devices;

     * Powered speakers, which are speakers that include an integrated amplifier;

     *    Remote bass and speaker controls;

     * Active crossovers that allow consumers to tailor our amplifiers to their systems' needs;

     *    Digital amplifiers that incorporate a more efficient circuit design;

     *    Surround sound processors for the car and home;

     * Materials improvements that increase the durability and performance of our products;

     *    Digital signal processing technology;

     *    Speaker enclosures; and

     *    Innovative speaker component materials.

SALES, MARKETING AND DISTRIBUTION

     Our sales and marketing efforts are designed to enhance our brands by projecting an image that appeals to consumers who appreciate high quality and value. We believe the combination of our hard-hitting advertising campaigns with our rugged and durable product offerings has created worldwide recognition and loyalty among our core consumers. Our products are promoted with advertisements in mobile audio magazines, newspapers and other publications as well as on television, radio and the Internet. We participate in trade and consumer shows, support users of our products in auto sound competitions and supply promotional prizes and giveaways.

     Our primary sales and marketing activities are listed below:

     * Making regular calls to dealers and providing them with demonstration products, point-of-purchase displays and other marketing materials;

     * Initiating targeted advertising in periodicals read by our potential consumers;

     * Training dealer sales and installation personnel at our Rockford Technical Training Institute;

     *    Participating in related professional and consumer trade shows; and

     * Maintaining product and brand information for consumers and retailers on our web sites.

     We consider our advertising to be hard-hitting because our advertisements are intense, frequent and intended to excite our core consumer. We use visual advertisements and booming sound bites in our audio campaign to promote the power, quality and intensity of our products.

     Our corporate web site, located at WWW.ROCKFORDCORP.COM, and our brand sites WWW.ROCKFORDFOSGATE.COM, WWW.LIGHTNINGAUDIO.COM, WWW.INSTALLEDGE.COM,
WWW.FOSGATEAUDIONICS.COM,          WWW.AIRESEARCH.COM,          WWW.MBQUART.COM,
WWW.SIMPLEDEVICES.COM, WWW.HAFLER.COM and WWW.NHTHIFI.COM offer consumers and retailers reliable and comprehensive information about our product offerings and consumer services. Because our core mobile audio consumers are among the most enthusiastic users of the Internet, we believe expanded Internet-based marketing will broaden our consumer reach, enhance our brand image and direct potential consumers to our retailers. Consumers can currently purchase Punch Sport promotional materials and clothing from our corporate web site.

MOBILE AUDIO DISTRIBUTION

     DOMESTIC DISTRIBUTION. We currently sell our mobile audio products in the U.S. to approximately 2,450 independent retail stores. These 2,450 stores include independent specialty dealers and audio/video retailers, who we may appoint to sell some or all of our mobile audio brands. These stores also include consumer electronics chains and catalog merchants. We sell MB Quart products only in independent specialty dealers and audio/video retailers.

     We sell directly to most of our authorized retail dealers using 44 independent sales representative firms who identify, recruit and sell to retailers in their regions. We have entered into one-year agreements with each of these sales representative firms under which we appoint them our sales representative for a specific territory and specific products under varying terms. We pay our independent sales representatives commissions based on sales of our products to independent retailers in their territory. Commission amounts range from 1% to 9.5% of sales depending upon (1) product category, (2) the retailer involved in the purchase and (3) achievement of quarterly sales targets.

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

     We support our independent sales representative firms using an in-house staff of 8 U.S. regional managers and 8 sales support staff members.

     INTERNATIONAL DISTRIBUTION. We currently sell our mobile audio products in 76 other countries using independent distributors and sales representatives. Independent distributors purchase products from us and resell them to retailers in their designated territories. They assume inventory risk and take responsibility for warranty service in their territory.

     In Canada, Germany, Austria, Switzerland and Italy we sell our Rockford Fosgate, Lightning Audio, and MB Quart products through independent sales representatives. Independent sales representatives do not purchase products from us, but instead sell products on our behalf. We remain responsible for inventory until an independent retailer purchases it, we are responsible for collecting accounts receivable from our retailers and we retain responsibility for warranty service. We are generally able to increase our penetration in these markets, compared to an independent distribution model, because commissions to independent sales representatives are less than the distributor mark-up, allowing us to reduce prices to the consumer while we keep a higher gross margin. Because relatively high sales volumes are needed to justify the use of independent sales representatives, we anticipate continuing to distribute through distributors in smaller territories.

     We support our international distributors and sales representatives using an in-house staff of four international sales managers.

HOME THEATER AND PROFESSIONAL AUDIO DISTRIBUTION

     We distribute NHT, Fosgate Audionics and MB Quart home theater products through a mix of conventional independent retail stores and custom installation firms. We sell to these customers using a network of manufacturers representatives. Our dealers for the Fosgate Audionics brand are specialty audio and home theater dealers, particularly those who follow a Home Theater Specialists of America buying profile. We sell NHT through an established network of approximately 200 dealers and believe we will be able to sell Fosgate Audionics and MB Quart home theater products through many of these same stores.

     In the U.S., we sell NHT and Hafler professional audio products primarily through sales representatives, who sell to small specialty musical instrument and pro audio dealers and to larger retail chains, such as Guitar Center. Larger recording studios, sports arenas and large commercial installations tend to bypass traditional retail channels and purchase from contractors or audio engineers responsible for the design of systems for these large projects. Similarly, retail stores and home contractors often sell professional audio equipment for installation in larger home-theater applications.

COMPETITION

     Our markets are very competitive, highly fragmented, rapidly changing and characterized by price competition and, in the mobile and home theater audio markets, rapid product obsolescence. We compete in the mobile audio market on the basis of brand recognition, innovation and technology, quality and reliability, breadth of product line, distribution capabilities and price. Competition comes predominantly from two categories:

     * SPECIALTY AUDIO SUPPLIERS. These companies generally compete in specific market niches on the basis of brand image, quality and technology. However, many of these companies are undercapitalized, lack the buying power necessary to develop cost efficiencies and lack the infrastructure to efficiently source raw materials, manufacture components and systems and distribute finished products; and

     * LARGE CONSUMER ELECTRONICS SUPPLIERS. These companies offer mobile audio products as part of their broad consumer electronics lines. They have efficient operations but are volume driven and generally do not respond as quickly to changing consumer preferences, as do smaller specialty suppliers. Consumer perception of the quality of their products is often not as high, frequently resulting in lower brand image and profit margins. These companies tend to focus on the larger market segments, such as source units, and generally do not focus on the smaller market segments, such as amplifiers and subwoofers.

     Some of our competitors have greater financial, technical and other resources than we do and many seek to offer lower prices on competing products. To remain competitive, we believe we must regularly introduce new products, add performance features to existing products and limit increases in prices or even reduce prices. Our principal competitors within our product lines are listed below:

     * MOBILE AUDIO AMPLIFIERS: Alpine, Jensen, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;

     * MOBILE AUDIO SPEAKERS: Boston Acoustics, Infinity, Jensen, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;

     *    MOBILE  AUDIO  SOURCE  UNITS:   Alpine,   Fujitsu  Eclipse,   Kenwood,
          Panasonic, Pioneer and Sony;

     *    MOBILE AUDIO ACCESSORIES: Monster Cable, Phoenix Gold and Stinger;

     * PROFESSIONAL AUDIO AMPLIFIERS AND SPEAKERS: Crest, Crown, Eastern Acoustic Works, Mackie Designs, Peavy, QSC, KRK and Tannoy; and

     *    HOME  THEATER:   Adcom,   Audio  Products  Int'l,  B&W,  Bose,  Boston
          Acoustics, Harman Kardon, Infinity, JBL, Klipsh, Paradign, Polk Audio, and Rotel.

     According to NPD Intelect Market Tracking, based on U.S. dollar sales in 2002 of all our brands, we rank:

     *    First among our competitors in mobile audio amplifiers; and

     *    Second among our competitors in mobile audio speakers.

     The addition of our NHT brand and introduction of new products under our MB Quart and Fosgate Audionics brands should increase our market share for home theater products, but our current market share is very small. Our professional amplifiers and playback monitors have received broad acceptance in recording studios and postproduction houses, however market share information is unavailable in this category.

     We also compete indirectly with automobile manufacturers, who may improve the quality of original equipment sound systems, reducing demand for aftermarket mobile audio products. They may also change the designs of their cars to make installation of our products more difficult or expensive.

     SimpleDevices is competing in a brand new market that has attracted the attention of many potential competitors. A number of companies have introduced software and hardware products that seek to play audio or video downloaded from the Internet through consumers' home audio systems. Because this is a newly emerging market, it is difficult to identify key competitors for SimpleDevices' products; however, it is clear that there will be a number of competing solutions that will vie for widespread consumer acceptance. Although we believe SimpleDevices' products offer a number of significant advantages compared to the alternatives announced to date, it is too early to say confidently whether consumers will prefer SimpleDevices' technology over the alternatives.

MANUFACTURING

     We believe our efficient production, sourcing and distribution capabilities make us one of the preferred suppliers in the mobile audio aftermarket industry.

     We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan. We manufacture Q-Logic enclosure and kick panel products at our facilities in Stillwater, Oklahoma. We manufacture most of our MB Quart products, and have begun to manufacture some Rockford Fosgate speakers, at our facility in Obrigheim, Germany.

     Hyundai Electronics supplies all of the source units we resell under the Rockford Fosgate brand. Hyundai manufactures source units in accordance with our specifications. We develop these units jointly with Hyundai and then purchase them from Hyundai on an exclusive basis. Our agreement with Hyundai obligates us to place monthly purchase orders with Hyundai and is subject to cancellation charges for partially or totally cancelled orders. Our agreement with Hyundai commenced April 8, 1999, and expires July 31, 2003. After July 31, 2003, we anticipate continuing to purchase source units from Hyundai, which has indicated a willingness to continue supply source units to us. For the year ended December 31, 2002, we paid Hyundai approximately $3.4 million under the agreement. Other third parties manufacture our full-range speakers, home theater products and various components according to our design specifications.

     Most of our products use standard parts and components that can be purchased from multiple sources. In a few instances, however, components or products are sourced from one or a small number of suppliers to leverage dollars and volumes. We also relied on Avnet, Inc. for approximately 8.4% of our inventory purchases during 2002. We believe alternative sources are available for all of our products. While we do not have guaranteed supply arrangements with many of our suppliers, we have never experienced an inability to obtain necessary components or other raw materials. We believe that our sourcing and supply of components and other raw materials are adequate for our needs.

     We use cellular manufacturing processes and just-in-time supply management in all our manufacturing facilities. Cellular manufacturing provides flexibility and efficiency because any cell can manufacture any product, depending on market demand. Lot sizes are small and feedback from the manufacturing process is quick.

     We use advanced surface mount technology in our electronics manufacturing. Surface mount technology is accurate, increases the density of circuits and reduces labor content. Our flexible manufacturing and in-house engineering capabilities are a key part of our efforts to shorten lead times from concept to production, respond rapidly to changing demand and reduce our raw materials and finished goods inventory. Each of our facilities focuses on continuous improvement, with quality control embedded in the manufacturing process. The result has been improved flexibility, increased efficiency and greatly improved cycle times.

INTELLECTUAL PROPERTY

     We rely upon a combination of trade secret and trademark laws, non-disclosure agreements and patents to protect our proprietary rights. We have registered many trademarks and trade names both in the U.S. and internationally and are committed to maintaining and protecting them. We believe our trademarks and trade names are material to our business and are well known among consumers in our principal markets. Our principal trademarks and trade names include, but are not limited to:

        ROCKFORD FOSGATE(R)                         LIGHTNING AUDIO(R)
        *  Our "Diamond R" logo(R)                  *  Strike(TM)
        *  The Punch(R)                             *  Storm(TM)
        *  Type RF(TM)                              *  Bolt(TM)
                                                    *  Dead Skin(TM)

        AUDIO INNOVATIONS(TM)                       OMNIFI(TM)
        *  Q-Logic(TM)

        FOSGATE AUDIONICS(R)                        NHT(R)
                                                    Now Hear This(R)
        INSTALLEDGE.COM(R)

        MB QUART(R)                                 HAFLER(R)

OUR GROWTH STRATEGY

     Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high performance mobile, professional and home theater audio products in the world. Each element of our strategy is intended to enhance and reinforce the global brand images of Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart, Hafler, Fosgate Audionics and NHT among consumers and retailers. Key elements of our growth strategy are to:

     INTRODUCE NEW AND INNOVATIVE PRODUCTS. We must remain on the forefront of technological development because our consumers demand high performance and technologically advanced features in their audio products. We intend to enhance the strength of our brands by continuing to introduce new and innovative products. We believe our ability to deliver innovative products to market, with a product design process that allows us to begin selling new products within six to nine months after initial design work begins, appeals to consumers' desires for leading-edge products and provides a significant competitive advantage.

     In January 2003, at the Consumer Electronics Show, we announced the redesign and launch of nearly 47% of our brand product lines. Highlights of the new products and technology include:

     For Rockford Fosgate:

     *    Type RF amplifiers;

     *    Six new source units;

     *    New technology or cosmetic upgrades for all amplifiers;

     *    A redesign of key subwoofer products for our Punch brand;

     *    A relaunch of the Punch brand full-range coaxial speakers; and

     For Lightning Audio:

     *    A redesign of Bolt amplifiers;

     *    A redesign of Bolt and Storm woofers; and

     *    New Bolt amplifier model and a new Bolt full range speaker.

     ACQUIRE, DEVELOP AND EXPAND ADDITIONAL AUDIO BRANDS. We continue to look for opportunities to add new brands through acquisition or internal development. During the 4th quarter of 2002, we completed acquisitions of the NHT business and of a majority interest in SimpleDevices. We believe we have substantial opportunities to acquire mobile, home and professional audio brands that will complement our existing brand portfolio. We believe the introduction or acquisition of additional brands will enable us to take advantage of our distribution capabilities and our strengths in advanced technology design and development. We also believe that offering additional brands with different price points and target market segments will enable us to extend our product range, complement our existing distribution channels and broaden our customer base.

     We have acquired a number of brands as part of this strategy, including:

     *    Lightning Audio, acquired in June 1999;

     *    Fosgate Audionics, acquired in 2000;

     *    Audio Innovations and its Q-Logic brand, acquired in 2001;

     *    MB Quart, acquired in 2001;

     *    SimpleDevices, acquired in 2002;

     *    NHT (Now Hear This). acquired in 2002.

     BROADEN OUR DISTRIBUTION. We intend to broaden the distribution of our products by entering new distribution channels and increasing penetration of our existing distribution channels. We intend to increase our penetration of specialty dealer, audio/video retailer, consumer electronics retailer and catalog retailer channels by expanding the breadth of our products that these retailers sell and by selectively adding new dealers within these channels. As we broaden the distribution of our products, we will adhere to our strategy of selective distribution for our premium brands while selectively developing products for broader distribution using our lower priced brands. We believe selective distribution of premium brands fosters retailers' loyalty to our brands, enhances retailers' profit margins and encourages retailers to carry a broad range of our products. In furtherance of this strategy, during the first quarter of 2003 we have agreed to distribute selected Lightning Audio products in Wal-Mart and Pep Boys stores in the United States.

     CAPITALIZE ON INTERNATIONAL OPPORTUNITIES. We believe the Rockford Fosgate and MB Quart brand names are recognized in many foreign countries as well as the U.S. We intend to aggressively expand Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart, and Fosgate Audionics in international markets.

     In 2000 we initiated a strategy of moving to a one-step distribution system for Rockford Fosgate products in larger international markets by converting selected distributors into independent sales representatives, allowing us to sell directly to retailers. We expect these measures to increase our sales in these markets by allowing us to better compete through lower distribution costs and reduced prices to the consumer. We currently sell our Rockford Fosgate mobile audio products directly to retailers in Canada, Germany, Austria, Switzerland and Italy, and through independent distributors in other countries.

EXPAND OUR PROFESSIONAL AUDIO BUSINESS AND ENTER THE HOME THEATER MARKET.

     The NHT acquisition, which was completed in December 2002, brings diversity and strength to our home audio family of brands. NHT gives us critical mass with 200 dealers for our home group. These dealers provide an immediate retail channel for MB Quart and Fosgate Audionics home products. We sell home theater products under our MB Quart brand and we have developed a line of home theater products under our Fosgate Audionics brand, including two preamp/surround processors, two multi-channel amplifiers, four passive speakers and three powered subwoofers. We sell our MB Quart and Fosgate Audionics home theater audio products through traditional retail channels.

SIGNIFICANT CUSTOMER AND SEASONALITY

     Best Buy is a significant customer. We began selling a limited selection of our products to Best Buy in early 1999 and currently sell to each of its more than 450 stores nationwide. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. During 2002 Rockford was Best Buy's second largest supplier of mobile audio equipment, representing over 10% of Best Buy's mobile audio sales. Best Buy accounted for 16.3% of our sales for 2001 and 21.1% of our sales for 2002. We anticipate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

     Best Buy also generally helps us to smooth out our normal sales seasonality. For our specialty and audio-video dealers, our peak-selling season is in the spring and summer and our slowest season is typically in the fourth quarter. We believe that we experience this seasonality because our core 16-24 year old consumers tend to buy mobile audio products during the spring and summer when they are on semester breaks and when generally more favorable weather facilitates installation of our products. Best Buy sales, while strong in May and June, are not as concentrated among our core consumers and are also strong in the fourth quarter.

     Best Buy is not obligated to any long-term purchases of our products and has considerable discretion to reduce, change or terminate its purchases of our products. The loss of Best Buy as a customer or significant reductions in its purchases of our products would materially reduce our sales.

     We believe our acquisition of NHT will also moderate the seasonality of our sales in future years, since its sales tend to be more concentrated in the third and fourth quarters of the year, which is a typical seasonality for the home audio business.

PRODUCT SUPPORT

     To maintain and enhance our relationships with retailers, we provide numerous support services, including product and installation training, sales training and technical and customer service support. Our web site provides comprehensive and valuable information for dealers and distributors, including product schematics, ad layouts and logos.

     Our Rockford Technical Training Institute, one of the first and most advanced of its kind in our industry, trains approximately 2,450 retail sales and installation personnel per year on installation, sales and marketing techniques that help them sell mobile audio products. In addition, our instructors and demonstration vehicles travel worldwide hosting dealer instruction seminars.

     Our products carry standard warranties against defects in material and workmanship, and we will either repair or replace any product that fails to meet this warranty. We offer repair services for products that are no longer covered under the original warranty. For our U.S. customers, we have in-house customer service, repair and technical support personnel who provide general company information, installation support, troubleshooting and system design assistance. We provide a factory direct repair program that repairs and ships products rapidly, reducing retailer and consumer inconvenience if our products fail to perform properly.

     For our international customers, we provide warranty and customer service to consumers in the countries where we sell direct to retailers. These countries include Canada, Germany, Austria, Switzerland and Italy. In other countries, our distributors provide customer service and warranty support.

INFORMATION SYSTEMS

     Our information systems are designed to respond quickly to inquiries from our managers, employees, suppliers and customers. They are designed to support our efforts to:

     *    Produce high quality products;

     *    Reduce working capital requirements;

     *    Decrease the time to market for new products;

     *    Deliver orders faster;

     *    Provide accurate and timely information; and

     *    Facilitate integration of new acquisitions.

     Our information systems assist us in producing high quality products quickly and affordably by providing immediate quality information about our business. Our advanced messaging systems collect feedback about product quality from our customer service department that we send directly to our engineering and manufacturing groups. This early customer feedback permits prompt adjustments and serves as an immediate indicator of our products' market acceptance. Data on our servers is accessible to authorized employees for new product information and timely updates. Management has access to secured databases regarding the status, cost and projections for pending projects, enabling quick adjustments to scheduling and use of resources.

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

EMPLOYEES

     As at December 31, 2002, we had 788 total employees. At that date, in the U.S., 367 were engaged in manufacturing, 70 in research and development, 66 in sales and marketing and 118 in administration. We also had 167 employees working outside of the U.S. in various functions. We have never had a work stoppage and none of our U.S. employees are unionized. The employees at MB Quart in Obrigheim, Germany, are unionized and, in accordance with German law and custom, are subject to an industry wide collective bargaining agreement. We believe our employee relations are good.

     Subsequent to December 31, 2002, we restructured several business processes, which we believe will result in improved efficiencies and customer service. This restructuring resulted in the reduction of approximately 8% of our salaried staff in Arizona and Michigan.

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

ITEM 2. PROPERTIES

     Our corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. In the U.S. we manufacture speakers at our facility in Grand Rapids, Michigan and enclosures at our facility in Stillwater, Oklahoma. We use warehouses strategically located in the U.S., Germany, and Singapore. We believe these facilities enhance our ability to serve our markets faster and more cost effectively than many of our competitors. MB Quart operates and manufactures product in owned facilities in Obrigheim, Germany.

     The following table contains information about our facilities as at December 31, 2002, all of which are leased except for the MB Quart facilities that we own:

                                                                                  APPROXIMATE
                                                                  APPROXIMATE     2002 ANNUAL
FUNCTION                                       LOCATION         SQUARE FOOTAGE  RENTAL EXPENSE       LEASE EXPIRATION
---------                                      --------         --------------  --------------       ----------------
Corporate headquarters and research
   and development..................   Tempe, Arizona                30,000       $   291,000      September 30, 2004
Information systems and RTTI .......   Tempe, Arizona                15,000           162,000      September 30, 2004
Manufacturing and purchasing........   Tempe, Arizona                22,000           147,000      December 31, 2004(1)
Warehousing, sales and customer
   service..........................   Tempe, Arizona                25,000           167,000      December 31, 2004(1)
Warehousing ........................   Gilbert, Arizona              54,000           408,000      July 31, 2005
Manufacturing, research and
   development, purchasing and
   administration ..................   Grand Rapids, Michigan        81,000           246,000      March 31, 2003(2)
Warehousing ........................   Grand Rapids, Michigan        45,000           201,000      November 30, 2003
Manufacturing, research and
   development, warehousing and
   administration ..................   Stillwater, Oklahoma          69,000           109,000      June 30, 2006
Warehousing ........................   Stillwater, Oklahoma          25,000            72,000      December 31, 2003
Research and development, sales and
   administration...................   San Mateo, California          3,300            26,000      January 31, 2004
Warehousing and sales...............   Mishima, Japan                 7,500           110,000      April 30, 2011
Warehousing.........................   Singapore                      9,000           147,000      January 31, 2004
Warehousing and sales...............   Bremen, Germany               20,000           109,000      December 30, 2006
Manufacturing, research and
   development, sales, warehousing,
   customer service, purchasing and
   administration ..................   Obrigheim, Germany            70,500                --      Owned
                                                                    -------        ----------
           Total ...................                                476,300        $2,195,000
                                                                    =======        ==========

----------
(1) We have the right to extend each of these leases for one additional one-year term.
(2)  We have the right to extend this lease for one additional one-year term.

     Subsequent to December 31, 2002, we began the process of negotiating the termination of the lease of our Japan location due to the closure of our Japanese operations.

ITEM 3. LEGAL PROCEEDINGS

     Since the date of our Annual Report for the year 2001, filed with the SEC on March 29, 2002, the Fiori patent claim described in the Legal Proceedings section of that Annual Report has continued into an intensive fact discovery phase of proceedings. The products at issue in the case are now 16 of our Punch brand amplifiers, which the plaintiff contends include circuitry that infringes on his patents. We have incurred substantial costs of defense, at a rate greater than we expected, which contributed to our increased research and development costs during the year. We anticipate that discovery and motions in the case will continue for at least the next two quarters and will cause us to incur additional defense costs during that period. A trial is likely sometime after the second quarter of 2003. We continue to believe that the claim involved in the case is without merit and that we should ultimately prevail in this matter.

     We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2002, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business, other than the effect of the expense associated with the Fiori patent matter described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our shareholders during the fourth quarter of Fiscal Year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on The NASDAQ National Market System under the symbol "ROFO" since April 20, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

                                                     HIGH        LOW
                                                     ----        ---
       For the quarter ended:
         December 31, 2002 ......................   $  6.59    $ 5.00
         September 30, 2002 .....................   $ 10.75    $ 5.70
         June 30, 2002 ..........................   $ 10.35    $ 8.50
         March 31, 2002 .........................   $  9.53    $ 8.20
         December 31, 2001 ......................   $  8.58    $ 6.31
         September 30, 2001 .....................   $  7.48    $ 6.26
         June 30, 2001 ..........................   $  8.35    $ 5.90
         March 31, 2001 .........................   $  7.75    $ 4.75

     As at February 12, 2003, there were approximately 1,562 holders of record of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                              NUMBER OF SECURITIES
                               NUMBER OF SECURITIES TO BE                                   REMAINING AVAILABLE FOR
                                ISSUED UPON EXERCISE OF     WEIGHTED AVERAGE EXERCISE     FUTURE ISSUANCE UNDER EQUITY
                                  OUTSTANDING OPTIONS,         PRICE OF OUTSTANDING       COMPENSATION PLANS (EXCLUDING
                                        WARRANTS                     OPTIONS,                      SECURITIES
        PLAN CATEGORY                  AND RIGHTS              WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
        -------------                  ----------              -------------------          ------------------------
                                          (a)                          (b)                            (c)
Equity compensation plans
approved by security holders            1,478,016                     4.9254                        604,358
   Stock Options
   ESPP
   Stock Awards
                                        ---------                     ------                        -------
   Total                                1,478,016                     4.9254                        604,358

Equity compensation plans
not approved by security holders          None                         None                           None

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." The table contains selected consolidated financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, derived from our audited consolidated financial statements.

     The selected financial information for the years prior to 2002 do not reflect financial results of the acquisitions of the NHT brand or SimpleDevices business, which were completed in the fourth quarter of 2002. In addition, the selected financial information for the years prior to 2001 do not reflect financial results of the acquisitions of the Q-Logic or MB Quart brands, which were completed in 2001.

                                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------
                                                     1998         1999         2000         2001         2002
                                                  ---------    ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Income:
Net sales ....................................    $  87,577    $ 123,889    $ 144,640    $ 157,752    $ 168,918
Cost of goods sold ...........................       55,146       75,014       92,533      103,904      107,747
                                                  ---------    ---------    ---------    ---------    ---------
Gross profit .................................       32,431       48,875       52,107       53,848       61,171
Operating expenses:
    Sales and marketing ......................       14,821       20,602       22,709       24,228       27,370
    General and administrative ...............       10,211       13,465       13,036       15,771       17,718
    Research and development .................        1,876        2,277        2,831        3,322        6,014
                                                  ---------    ---------    ---------    ---------    ---------
         Total operating expenses ............       26,908       36,344       38,576       43,321       51,102
                                                  ---------    ---------    ---------    ---------    ---------
Operating income .............................        5,523       12,531       13,531       10,527       10,069
Interest and other expense (income), net .....        1,501        1,946          807          548          (74)
                                                  ---------    ---------    ---------    ---------    ---------
Income before tax ............................        4,022       10,585       12,724        9,979       10,143
Income tax expense ...........................        1,717        4,088        4,714        3,756        3,903
Minority interest ............................           --           --           --           --          (40)
                                                  ---------    ---------    ---------    ---------    ---------
Net income ...................................    $   2,305    $   6,497    $   8,010    $   6,223    $   6,280
                                                  =========    =========    =========    =========    =========
Net income per share:
    Basic ....................................    $    0.52    $    1.40    $    1.17    $    0.77    $    0.74
                                                  =========    =========    =========    =========    =========
    Diluted ..................................    $    0.41    $    1.04    $    1.00    $    0.70    $    0.68
                                                  =========    =========    =========    =========    =========
Shares used to calculate net income per share:
    Basic ....................................        4,412        4,641        6,864        8,109        8,540
                                                  =========    =========    =========    =========    =========
    Diluted ..................................        5,951        6,289        8,009        8,913        9,301
                                                  =========    =========    =========    =========    =========

                                                                      DECEMBER 31,
                                                --------------------------------------------------------
                                                  1998        1999        2000        2001        2002
                                                --------    --------    --------    --------    --------
                                                                     (IN THOUSANDS)
Consolidated Balance Sheet Data:
Working capital ............................    $ 13,488    $ 21,219    $ 37,179    $ 45,913    $ 52,354
Total assets ...............................      37,307      52,147      66,918      85,954     101,190
Current portion of long-term debt ..........       2,393       1,420         935         879       1,253
Long-term debt and capital lease obligations      14,292      17,342         434      10,553      10,027
Total liabilities ..........................      32,369      39,390      20,586      32,997      34,711
Shareholders' equity .......................       4,907      12,757      46,332      52,957      65,546

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

HISTORY

     Rockford was incorporated in 1980 to continue a high performance mobile audio business founded in 1973 by mobile audio enthusiast Jim Fosgate. Rockford developed and has consistently maintained a reputation for technical excellence.

     Rockford's management team, led by Gary Suttle, our President and Chief Executive Officer:

     * Is focused on profitability, having established and implemented specific financial objectives through improved business processes and sophisticated management information systems;

     * Has increased the number of new product introductions while keeping the number of design engineers relatively constant;

     * Implemented new sourcing and manufacturing strategies, increasing product reliability, reducing product development time and reducing product costs; and

     * Implemented a more focused advertising and marketing strategy to enhance Rockford's brand images.

     We believe that we have the people, processes and systems in place to enable us to continue to grow profitably.

BUSINESS

     We generated over 97% of our sales in 2002 from our mobile audio products. We anticipate that the addition of SimpleDevices and NHT, as well as the development of our other home theater products, will cause home audio products to capture a significantly greater percentage of our sales in 2003.

     In the U.S., we sell our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in 76 countries. In Germany we sell through wholly owned subsidiaries using commissioned independent sales representatives. In Canada, Austria, Switzerland and Italy we sell through commissioned independent sales representatives. In other countries, we sell our products to independent distributors who resell them to retailers. We are in the process of closing our Japanese subsidiary effective during the first quarter of 2003 and, after its closing, will sell our products to an independent distributor who will sell them to Japanese retailers.

     Best Buy is a significant customer and accounted for 16.7% of our sales in 2000, 16.3% in 2001 and 21.1% in 2002. Our business plan contemplates that Best Buy will continue to account for a significant portion of our sales for the foreseeable future. No other single customer accounted for more than 10% of our sales in any year since 1999.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, selected consolidated statements of income data expressed as a percentage of net sales:

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  2000        2001        2002
                                                 ------      ------      ------
Net sales ..................................      100.0%      100.0%      100.0%
Cost of goods sold .........................       64.0        65.9        63.8
                                                 ------      ------      ------
Gross profit ...............................       36.0        34.1        36.2
Operating expenses:
      Sales and marketing ..................       15.7        15.4        16.2
      General and administrative ...........        9.0        10.0        10.4
      Research and development .............        2.0         2.1         3.6
                                                 ------      ------      ------
              Total operating expenses .....       26.7        27.5        30.2
                                                 ------      ------      ------
Operating income ...........................        9.3         6.6         6.0
Interest and other expense, net ............        0.5         0.3         0.0
                                                 ------      ------      ------
Income before tax ..........................        8.8         6.3         6.0
Income tax expense .........................        3.3         2.4         2.3
                                                 ------      ------      ------
Minority interest ..........................         --          --          --
Net income .................................        5.5%        3.9%        3.7%
                                                 ======      ======      ======

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

GEOGRAPHIC DISTRIBUTION OF SALES

     Since 2000, our sales by geographic region were as follows:

                                      YEAR ENDED DECEMBER 31,
                               ------------------------------------         %
REGION(1)                        2000          2001          2002         2002
---------                      --------      --------      --------      ------
                                                 (IN THOUSANDS)
United States ...........      $121,375      $130,459      $135,830        80.4%
Other Americas ..........         7,289         9,469         7,871         4.7
Europe ..................         7,687        10,278        17,413        10.3
Asia ....................         8,289         7,546         7,804         4.6
                               --------      --------      --------      ------
       Total sales ......      $144,640      $157,752      $168,918       100.0%
                               ========      ========      ========      ======

(1) Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

     IN THE FOLLOWING DISCUSSION, CERTAIN INCREASES OR DECREASES MAY DIFFER DUE TO ROUNDING.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     NET SALES. Sales increased by $11.1 million, or 7.1%, to $168.9 million for 2002 from $157.8 million for 2001. Excluding currency effects, sales increased by $10.5 million, or 6.6%, to $169.5 million for 2002. The increase in sales was primarily attributable to the addition of sales from our MB Quart and Q-Logic brands, increased sales of our Lightning Audio and Install Edge brands at big box retailers and strong sales from our OEM business. The increase in sales was partially offset by a decrease in Rockford Fosgate sales during the period. We believe the decrease in Rockford Fosgate sales reflected the continued weak retail environment for the mobile audio market and the resulting pressure on our independent specialty dealer channel. Additionally, in an effort to build brand image and solidify our relationships with core dealers, we discontinued shipping to several of our Rockford Fosgate brand dealers who were not operating in a manner consistent with our policies. We elected to forego these sales in order to improve the quality of our dealer base and, if our efforts are successful, anticipate increased sales to dealers who comply with our policies will, over time, offset the forgone sales to these terminated dealers. Until the consumer market strengthens, we are planning for sales of our flagship Rockford Fosgate brand to be flat, compared to anticipated declines for the mobile audio market as a whole, and expect that most of our sales growth will continue to come from our newer brands.

     U.S. sales increased by $5.3 million, or 4.1%, to $135.8 million for 2002 from $130.5 million for 2001, with the increase attributable to the factors discussed above. International sales increased by $5.8 million, or 21.2%, to $33.1 million for 2002 from $27.3 million for 2001. This increase was primarily due to increased sales in Europe, Canada and Asia offset by a slight decrease in sales in Latin America, due in part to the termination and replacement of our Rockford Fosgate distributor in Latin America.

     COST OF GOODS SOLD. Cost of goods sold increased by $3.8 million, or 3.7%, to $107.7 million for 2002 from $103.9 million for 2001. Substantially all of the increase was attributable to sales of our MB Quart and Q-Logic brands. As a percent of sales, cost of goods sold decreased to 63.8% for 2002 from 65.9% for 2001. The primary reasons for the decrease as a percent of sales included a mix shift toward higher margined products and cost reductions related to the direct sourcing of our Connecting Punch accessories product.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $3.1 million, or 13.0%, to $27.4 million for 2002 from $24.2 million for 2001. As a percent of sales, sales and marketing expenses increased to 16.2% for 2002 from 15.4% for 2001. This increase was primarily due to higher cost structures for our acquired MB Quart and Q-Logic brands, including higher freight costs as a percent of sales associated with shipping Q-Logic product and increased duty costs on shipping product to Canada.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.9 million, or 12.3%, to $17.7 million for 2002 from $15.8 million for 2001. The primary reasons for the increase in general and administrative expenses were higher overhead cost structures for our MB Quart and Q-Logic brands and our acquired SimpleDevices business and increased legal costs. This increase was partially offset by the reduction of performance-based compensation expense. Additionally, abandoned acquisition costs of less than $0.1 million were written off during the first quarter of 2002 and $0.6 million were written off in 2001. These were previously capitalized costs for a proposed acquisition, which was abandoned and accordingly expensed. As a percent of sales, general and administrative expenses increased to 10.5% for 2002 from 10.0% for 2001.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $2.7 million, or 81.0%, to $6.0 million for 2002 from $3.3 million for 2001. As a percent of sales, these expenses increased to 3.6% for 2002 from 2.1% for 2001. The increase was primarily due to increased legal costs associated with the defense of a patent matter and personnel and product development costs relating to our MB Quart and Q-Logic brands and our acquired SimpleDevices business.

     OPERATING INCOME. Operating income decreased by $0.4 million, or 4.4%, to $10.1 million for 2002 from $10.5 million for 2001. As a percent of sales, operating income decreased to 6.1% for 2002 from 6.6% for 2001. This decrease is primarily attributable to increased general and administrative expenses associated with higher overhead cost structures for our MB Quart and Q-Logic brands and our acquired SimpleDevices business and increased research and development expenses associated with legal costs relating to the defense of a patent matter.

     INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.6 million to result in income of $0.1 million for 2002 compared to expense of $0.5 million for 2001. The decrease was primarily due to foreign currency gains, which were partially offset by increased interest expense due to the increased balance of our line of credit resulting from the MB Quart, Q-Logic and NHT brand acquisitions and SimpleDevices business acquisition.

     INCOME TAX EXPENSE. Income tax expense increased by $0.1 million to $3.9 million for 2002 from $3.8 million for 2001. The effective income tax rates were 38.5% for 2002 and 37.6% for 2001. The primary reason for this increase in the effective tax rate was a decrease in foreign tax benefits from foreign net operating losses.

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

QUARTERLY RESULTS OF OPERATIONS

     Our sales on a quarterly basis reflect the seasonality of the mobile audio aftermarket business. Sales are generally greater during the second and third quarters of each calendar year and lower during the first and fourth quarters, with our lowest sales typically occurring during the fourth quarter. Our newly acquired NHT business has seasonality that somewhat offsets this core business, with higher sales in the 3rd and 4th quarters. Because NHT is a smaller business, we expect our business to remain seasonal for the foreseeable future.

     The following tables show selected consolidated quarterly statements of income data that were derived from our unaudited financial statements for each of the eight quarters ended December 31, 2002, and also show that data expressed as a percent of sales for the periods indicated. We believe these unaudited financial results were prepared on a basis consistent with our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated results of operations for those periods. The results of operations for any quarter are not necessarily indicative of the results of any future period.

                      CONSOLIDATED STATEMENT OF INCOME DATA

                                                                             THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUN. 30,   SEP. 30,    DEC. 31,   MAR. 31,   JUN. 30,    SEP. 30,   DEC. 31,
                                            2001       2001       2001        2001       2002       2002        2002       2002
                                          --------   --------   --------    --------   --------   --------    --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .............................   $ 37,363   $ 44,803   $ 36,562    $ 39,024   $ 43,734   $ 51,228    $ 40,583   $ 33,373
Cost of goods sold ....................     24,083     29,306     24,577      25,938     27,212     31,199      26,315     23,021
                                          --------   --------   --------    --------   --------   --------    --------   --------
Gross profit ..........................     13,280     15,497     11,985      13,086     16,522     20,029      14,268     10,352
Operating expenses:
  Sales and marketing .................      5,780      6,235      5,962       6,251      7,244      7,594       6,302      6,231
  General and administrative ..........      3,374      4,326      3,823       4,248      4,651      5,925       4,539      2,601
  Research and development ............        770        691        925         936        976      1,148       1,805      2,086
                                          --------   --------   --------    --------   --------   --------    --------   --------
    Total operating expenses ..........      9,924     11,252     10,710      11,435     12,871     14,667      12,646     10,918
                                          --------   --------   --------    --------   --------   --------    --------   --------
Operating income (loss) ...............      3,356      4,245      1,275       1,651      3,651      5,362       1,622       (566)
Interest and other
expense (income), net .................        204         96        (67)        315        184       (337)        278       (199)
                                          --------   --------   --------    --------   --------   --------    --------   --------
Income (loss) before tax ..............      3,152      4,149      1,342       1,336      3,467      5,699       1,344       (367)
Income tax expense ....................      1,160      1,563        489         544      1,289      2,112         519        (17)
                                          --------   --------   --------    --------   --------   --------    --------   --------
Net income (loss) before
minority interest .....................      1,992      2,586        853         792      2,178      3,587         825       (350)
Minority interest .....................         --         --         --          --         --         --          --        (40)
                                          --------   --------   --------    --------   --------   --------    --------   --------
Net income (loss) .....................   $  1,992   $  2,586   $    853    $    792   $  2,178   $  3,587    $    825   $   (310)
                                          ========   ========   ========    ========   ========   ========    ========   ========
Net income (loss) per share:
  Basic ...............................   $   0.25   $   0.32   $   0.10    $   0.10   $   0.26   $   0.42    $   0.10   $  (0.04)
                                          ========   ========   ========    ========   ========   ========    ========   ========
  Diluted .............................   $   0.23   $   0.29   $   0.10    $   0.09   $   0.24   $   0.38    $   0.09   $  (0.03)
                                          ========   ========   ========    ========   ========   ========    ========   ========
Shares used to calculate net
income per share:
  Basic ...............................      8,007      8,082      8,172       8,174      8,275      8,508       8,656      8,712
                                          ========   ========   ========    ========   ========   ========    ========   ========
  Diluted .............................      8,834      8,925      8,957       8,935      9,216      9,384       9,406      9,117
                                          ========   ========   ========    ========   ========   ========    ========   ========

                                                                PERCENT OF SALES FOR THE THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUN. 30,   SEP. 30,    DEC. 31,   MAR. 31,   JUN. 30,    SEP. 30,   DEC. 31,
                                            2001       2001       2001        2001       2002       2002        2002       2002
                                          --------   --------   --------    --------   --------   --------    --------   --------
Net sales .............................    100.0%     100.0%     100.0%      100.0%     100.0%     100.0%      100.0%     100.0%
Cost of goods sold ....................     64.5       65.4       67.2        66.5       62.2       60.9        64.8       69.0
                                           -----      -----      -----       -----      -----      -----       -----      -----
Gross profit ..........................     35.5       34.6       32.8        33.5       37.8       39.1        35.2       31.0
Operating expenses:
  Sales and marketing .................     15.4       13.9       16.3        16.0       16.6       14.8        15.5       18.6
  General and administrative ..........      9.0        9.7       10.5        10.9       10.7       11.6        11.2        7.8
  Research and development ............      2.1        1.5        2.5         2.4        2.2        2.2         4.5        6.3
                                           -----      -----      -----       -----      -----      -----       -----      -----
    Total operating expenses ..........     26.5       25.1       29.3        29.3       29.5       28.6        31.2       32.7
                                           -----      -----      -----       -----      -----      -----       -----      -----
Operating income (loss) ...............      9.0        9.5        3.5         4.2        8.3       10.5         4.0       (1.7)
Interest and other
expense (income), net .................      0.6        0.2       (0.2)        0.8        0.4       (0.6)        0.7       (0.6)
                                           -----      -----      -----       -----      -----      -----       -----      -----
Income (loss) before tax ..............      8.4        9.3        3.7         3.4        7.9       11.1         3.3       (1.1)
Income tax expense ....................      3.1        3.5        1.4         1.4        2.9        4.1         1.3       (0.1)
                                           -----      -----      -----       -----      -----      -----       -----      -----
Net income (loss) before
minority interest .....................      5.3%       5.8%       2.3%        2.0%       5.0%       7.0%        2.0%      (1.0)
Minority interest .....................      0.0        0.0        0.0         0.0        0.0        0.0         0.0       (0.1)
                                           -----      -----      -----       -----      -----      -----       -----      -----
Net income (loss) .....................      5.3%       5.8%       2.3%        2.0%       5.0%       7.0%        2.0%      (0.9)%
                                           =====      =====      =====       =====      =====      =====       =====      =====

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. On June 28, 2001, we entered into a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility replaced a $20.0 million line previously maintained with another financial institution. We had working capital of $52.4 million at December 31, 2002, compared to $45.9 million at December 31, 2001. At December 31, 2002, we maintained $0.3 million of cash and cash equivalent balances.

     As at December 31, 2002, we had a balance of $8.5 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line of credit and a revolving line of credit. The swing line of credit has a variable interest rate per annum of Prime. The revolving line of credit has a blended variable interest rate of LIBOR plus 150 basis points. As at December 31, 2002, the bank credit facility had a weighted average interest rate of 3.1% per annum. The bank credit facility is scheduled to mature on June 28, 2004. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of debt incurred and capital expenditures annually.

     During the second quarter of 2002 we extended our $5.0 million capital lease credit facility under which we can fund leases until June 28, 2003, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at December 31, 2002, the capital lease credit facility had an outstanding balance of $2.4 million with a weighted average interest rate of 5.72% per annum.

     Net cash provided by operating activities was $4.9 million for the twelve months ended December 31, 2002, and $7.5 million for the twelve months ended December 31, 2001. Net cash provided by operating activities for the twelve months ended December 31, 2002, was lower than net income for the period, primarily due to increases in accounts receivable and inventory.

     Net cash used in investing activities was $9.7 million for the twelve months ended December 31, 2002, and $16.5 million for the twelve months ended December 31, 2001. Net cash used in investing activities for the twelve months ended December 31, 2002, was primarily related to the acquisitions of
SimpleDevices and NHT in the fourth quarter of 2002 and to purchases of property, plant and equipment. Net cash used in investing activities for the twelve months ended December 31, 2001, was primarily related to the acquisitions of Audio Innovations and MB Quart in the third quarter of 2001 and to purchases of property, plant and equipment.

     Net cash provided by financing activities was $1.2 million for the twelve months ended December 31, 2002, and $9.0 million for the twelve months ended December 31, 2001. Net cash provided by financing activities for the twelve months ended December 31, 2002, was primarily a result of the proceeds from the exercise of stock options, which was partially offset by net repayments of our bank credit facility.

     We believe our existing resources and anticipated cash flows from operations, coupled with availability on our credit facility, will be sufficient to meet our cash needs for the next twelve months. However, should we pursue an acquisition larger than our existing resources can support, we may need to seek additional debt or equity resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     REVENUE RECOGNITION. We recognize revenue pursuant to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Accordingly, we recognize revenue and record sales, net of related discounts, when all of the following criteria are met:

     *    Persuasive evidence of an arrangement exists;
     *    Ownership has transferred to the customer;
     *    The price to the customer is fixed or determinable; and
     *    Collectability is reasonably assured.

     We sell almost all of our products F.O.B. our facility, so that upon shipment of products, the above criteria are met and revenue is recognized. Additionally, Rockford recognizes revenue from the sale of software in accordance with SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenue is recorded from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, the fees are fixed and determinable, collectibility is reasonably assured and vendor-specific objective evidence of fair value exists for any undeliverable products or services ("elements") of the arrangement.

     We also record reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than we estimate, we may need to make additional reductions to revenue.

     INTANGIBLE ASSETS. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. When we account for acquired businesses as purchases, we allocate purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill

     Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at December 31, 2002, we had gross goodwill of $7,291,000 and accumulated amortization of $401,000. For the year ended December 31, 2002, we did not recognize amortization expense related to goodwill. We completed two acquisitions in the third quarter of 2001and two acquisitions in the fourth quarter of 2002 and have not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in income from continuing operations before income taxes of approximately $168,000 for the year ended December 31, 2002.

     In assessing the recoverability of our goodwill and other intangibles, we must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Some factors we consider important which could trigger an impairment review include the following:

     *    Significant   underperformance  relative  to  expected  historical  or
          projected future operating results;
     * Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     *    Our market capitalization relative to net book value; and
     *    Significant negative industry or economic trends.

     We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and determined that our goodwill is not impaired and it is not necessary to undertake the second step in the two-step process. During the year ended December 31, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

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

     WARRANTY. We maintain a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet our standard warranty against defects in material and workmanship. Should actual product failure rates differ from our estimates, revisions to our estimated accruals would be required.

     NEW ACCOUNTING STANDARDS. In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE. SFAS No. 148 amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, we have elected to continue to use the accounting method prescribed by APB Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

     INFLATION. Inflation has not had a significant impact on our operations since we operate in a market that requires continuing price decreases. We do not anticipate that inflation will not have a significant impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We do not use derivative financial instruments. Our holdings of cash equivalents are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and the relatively small cash balances we carry. At December 31, 2002, we had a balance of $8.5 million outstanding on our $30.0 million bank credit facility, which is also subject to interest rate fluctuations.

     The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders' equity as expressed in U.S. dollars. Historically, our exposure to currency exchange rate fluctuations was modest due to the fact that we sold our products primarily in U.S. dollars and held only a small percentage of our assets outside the U.S. However, we conduct a growing portion of our business in foreign currency and are increasing our billings in local currencies in Japan, Canada and Europe. During 2002, $22.9 million or 13.5% of our sales were denominated in a currency other than U.S. dollars.

     At December 31, 2002, we had not engaged in any foreign currency hedging activities, but instead have attempted to minimize currency exposure risk through "natural hedges," which balance foreign denominated assets with foreign denominated liabilities. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. During the first quarter of 2003 our Board of Directors approved and we began to implement a new foreign currency hedging policy. The goal of the program is to provide stability to the U.S. Dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Consolidated Financial Statements of Rockford Corporation and Subsidiaries
Report of Independent Auditors ............................................................................  31
Consolidated Balance Sheets as at December 31, 2001 and 2002 ..............................................  32
Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002 ....................  33
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 2001 and 2002 ......  34
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002 ................  35
Notes to Consolidated Financial Statements ................................................................  36
Financial Statement Schedule: Schedule II - Valuation and Qualifying Accounts..............................  52

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Rockford Corporation

     We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries (Rockford) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and schedule are the responsibility of Rockford's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 7, 2003, except for Note 15 for which the date is February 19, 2003

                      ROCKFORD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      2001        2002
                                                                                    --------    --------
                                                                                       (IN THOUSANDS,
                                                                                      EXCEPT SHARE DATA)
ASSETS
Current assets:
   Cash and cash equivalents .....................................................  $  2,411    $    304
   Accounts receivable, less allowances of $2,613 and $2,996 at
     December 31, 2001 and 2002, respectively ....................................    28,036      32,890
   Inventories, net ..............................................................    28,165      32,445
   Deferred income taxes .........................................................     4,500       5,160
   Income taxes receivable .......................................................     1,874       1,844
   Prepaid expenses and other ....................................................     3,371       4,395
                                                                                    --------    --------
Total current assets .............................................................    68,357      77,038
Property and equipment, net ......................................................     9,976      15,262
Deferred income taxes ............................................................       394         292
Goodwill, net ....................................................................     6,303       6,890
Other assets .....................................................................       924       1,708
                                                                                    --------    --------
Total assets .....................................................................  $ 85,954    $101,190
                                                                                    ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................  $  9,089    $ 10,753
   Accrued salaries and incentives ...............................................     2,451       1,978
   Accrued warranty ..............................................................     4,815       4,595
   Other accrued expenses ........................................................     5,210       6,105
   Current portion of notes payable, long-term debt and capital
     lease obligations ...........................................................       879       1,253
                                                                                    --------    --------
Total current liabilities ........................................................    22,444      24,684
Notes payable and long-term debt, less current portion ...........................     9,720       8,611
Capital lease obligations, less current portion ..................................       833       1,416
Minority interest ................................................................        --         933
SHAREHOLDERS' EQUITY
   Common stock, $.01 par value. Authorized shares -- 40,000,000
     Issued shares -- 8,196,619 and 8,747,197 shares at December 31,
     2001 and 2002, respectively .................................................        82          87
   Additional paid-in capital ....................................................    30,341      35,131
   Retained earnings .............................................................    22,918      29,198
   Accumulated other comprehensive income (loss) .................................      (384)      1,130
                                                                                    --------    --------
Total shareholders' equity .......................................................    52,957      65,546
                                                                                    --------    --------
Total liabilities and shareholders' equity .......................................  $ 85,954    $101,190
                                                                                    ========    ========

                             See accompanying notes.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                      2000        2001        2002
                                                   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .......................................  $ 144,640   $ 157,752   $ 168,918
Cost of goods sold ..............................     92,533     103,904     107,747
                                                   ---------   ---------   ---------
Gross profit ....................................     52,107      53,848      61,171
Operating expenses:
  Sales and marketing ...........................     22,709      24,228      27,370
  General and administrative ....................     13,036      15,771      17,718
  Research and development ......................      2,831       3,322       6,014
                                                   ---------   ---------   ---------
Total operating expenses ........................     38,576      43,321      51,102
                                                   ---------   ---------   ---------
Operating income ................................     13,531      10,527      10,069
Other (income) expense:
  Interest ......................................        793         455         528
  Other (income) expense ........................         14          93        (602)
                                                   ---------   ---------   ---------
Income before income taxes ......................     12,724       9,979      10,143
Income tax expense ..............................      4,714       3,756       3,903
                                                   ---------   ---------   ---------
Income before minority interest .................      8,010       6,223       6,240
Minority interest ...............................         --          --         (40)
                                                   ---------   ---------   ---------
Net income ......................................  $   8,010   $   6,223   $   6,280
                                                   =========   =========   =========
Net income per common share:
  Basic .........................................  $    1.17   $    0.77   $    0.74
                                                   =========   =========   =========
  Diluted .......................................  $    1.00   $    0.70   $    0.68
                                                   =========   =========   =========
Weighted average shares:
  Basic .........................................      6,864       8,109       8,540
                                                   =========   =========   =========
  Diluted .......................................      8,009       8,913       9,301
                                                   =========   =========   =========

                             See accompanying notes.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        ACCUMULATED
                                                       COMMON STOCK          ADDITIONAL                    OTHER
                                                  ----------------------      PAID-IN       RETAINED   COMPREHENSIVE
                                                   SHARES        AMOUNT       CAPITAL       EARNINGS    INCOME (LOSS)    TOTAL
                                                  --------      --------      --------      --------    -------------   --------
                                                                                  (IN THOUSANDS)
Balance at December 31, 1999 ...................     4,753            48         3,686         8,685           338        12,757
  Currency translation .........................        --            --            --            --          (285)         (285)
  Net income ...................................        --            --            --         8,010            --         8,010
                                                                                                                        --------
  Comprehensive income .........................                                                                           7,725
                                                                                                                        --------
  Issuance of shares from
    Initial Public Offering ....................     2,543            25        24,077            --            --        24,102
  Conversion of subordinated debt to
    common stock ...............................       400             4           972            --            --           976
  Exercise of stock options ....................       190             2           535            --            --           537
  Issuance of shares for employee
    stock purchase plan ........................        33            --           135            --            --           135
  Exercise of warrants .........................        78             1            99            --            --           100
                                                  --------      --------      --------      --------      --------      --------
Balance at December 31, 2000 ...................     7,997            80        29,504        16,695            53        46,332
  Currency translation .........................        --            --            --            --          (437)         (437)
  Net income ...................................        --            --            --         6,223            --         6,223
                                                                                                                        --------
  Comprehensive income .........................                                                                           5,786
                                                                                                                        --------
  Exercise of stock options ....................       149             1           440            --            --           441
  Issuance of shares for employee
    stock purchase plan ........................        51             1           397            --            --           398
                                                  --------      --------      --------      --------      --------      --------
Balance at December 31, 2001 ...................     8,197      $     82      $ 30,341      $ 22,918      $   (384)     $ 52,957
  Currency translation .........................        --            --            --            --         1,514         1,514
  Net income ...................................        --            --            --         6,280            --         6,280
                                                                                                                        --------
  Comprehensive income .........................                                                                           7,794
                                                                                                                        --------
  Exercise of stock options ....................       500             5         1,039            --            --         1,044
  Tax benefit related to
    non-qualified option exercises .............        --            --         3,453            --            --         3,453
  Issuance of shares for employee
    stock purchase plan ........................        50            --           298            --            --           298
                                                  --------      --------      --------      --------      --------      --------
Balance at December 31, 2002 ...................     8,747      $     87      $ 35,131      $ 29,198      $  1,130      $ 65,546
                                                  ========      ========      ========      ========      ========      ========

                             See accompanying notes.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                   2000        2001        2002
                                                                                 --------    --------    --------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ....................................................................  $  8,010    $  6,223    $  6,280
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization .............................................     3,396       3,880       4,475
    Gain on sale of property and equipment ....................................        (3)         (6)        (10)
    Deferred income tax .......................................................      (251)        834         (95)
    Provision for doubtful accounts ...........................................       249         969         861
    Provision for inventory allowances ........................................       616       1,332       1,490
    Minority interest .........................................................        --          --         (40)
    Changes in operating assets and liabilities:
      Accounts receivable .....................................................    (7,656)      2,359      (4,757)
      Inventories .............................................................    (6,096)     (3,403)     (4,616)
      Prepaid expenses and other ..............................................       657        (522)        782
      Accounts payable ........................................................      (324)      1,093        (105)
      Accrued salaries and incentives .........................................    (2,507)     (1,743)       (473)
      Accrued warranty ........................................................     1,109        (113)       (265)
      Income taxes payable (receivable) .......................................       130      (2,334)      1,045
      Other accrued expenses ..................................................       181      (1,020)        343
                                                                                 --------    --------    --------
Net cash provided by (used in) operating activities ...........................    (2,489)      7,549       4,915

INVESTING ACTIVITIES
Purchases of property and equipment ...........................................    (3,851)     (5,300)     (6,751)
Proceeds from sale of property and equipment ..................................         3           6          10
Acquisitions of business, net of cash acquired ................................        --     (11,292)     (2,413)
Decrease (increase) in other assets ...........................................      (252)        123        (572)
                                                                                 --------    --------    --------
Net cash used in investing activities .........................................    (4,100)    (16,463)     (9,726)

FINANCING ACTIVITIES
Net proceeds from notes payable and long-term debt ............................       249       1,122       1,723
Proceeds from (payments on) notes payable
  and long-term debt ..........................................................   (15,719)      7,910      (1,109)
(Payments on) capital lease obligations .......................................      (697)       (859)       (766)
Proceeds from initial public offering .........................................    24,102          --          --
Proceeds from employee stock purchase plan ....................................       135         398         298
Proceeds from exercise of stock options and warrants ..........................       637         441       1,044
                                                                                 --------    --------    --------
Net cash provided by financing activities .....................................     8,707       9,012       1,190
Effect of exchange rate changes on cash .......................................      (285)       (437)      1,514
                                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..........................     1,833        (339)     (2,107)
Cash and cash equivalents at beginning of year ................................       917       2,750       2,411
                                                                                 --------    --------    --------
Cash and cash equivalents at end of year ......................................  $  2,750    $  2,411    $    304
                                                                                 ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Conversion of subordinated debt to common stock ...............................  $    976    $     --    $     --
                                                                                 ========    ========    ========

                             See accompanying notes.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

     Rockford Corporation and subsidiaries (Rockford) is a designer, manufacturer and distributor of high performance mobile audio systems under the Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart and NHT brand names for the worldwide mobile audio aftermarket. Rockford also sells professional audio products under the NHT, MB Quart and Hafler brand names and home theater audio products under the NHT, MB Quart and Fosgate Audionics brand names. Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing facilities are located in Tempe, Arizona; Grand Rapids, Michigan; Stillwater, Oklahoma; and Obrigheim, Germany. Rockford uses warehouses located in the United States, Germany, Singapore and Japan.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when acquired. Rockford's investments have consisted of commercial paper, certificates of deposit with original maturities of three months or less and money market accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2002, Rockford has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations, notes payable and long-term debt approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

REVENUE RECOGNITION

     Rockford recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:

     *    Persuasive evidence of an arrangement exists;
     *    Ownership has transferred to the customer;
     *    The price to the customer is fixed or determinable; and
     *    Collectability is reasonably assured.

Upon shipment of products, the above criteria are met and revenue is recognized.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

     Additionally, Rockford recognizes revenue from the sale of software in accordance with SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenue is recorded from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, the fees are fixed and determinable, collectibility is reasonably assured and vendor-specific objective evidence of fair value exists for any undelivered products or services ("elements") of the arrangement.

     Rockford also records reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than estimated by Rockford, Rockford may be required to make additional reductions to revenue.

SHIPPING AND HANDLING COSTS

     Rockford records product shipping costs as freight expense in direct sales and marketing expense. Customers are billed for shipping, which is then recorded as a recovery of freight, or reduction of freight expense. However, customers are often eligible for a freight discount, depending on the size of the order or payment terms. Freight discounts taken by customers reduce the recovery of freight expense. Handling costs charged to customers are minimal. Freight expense for the years ended December 31, 2000, 2001 and 2002 was approximately $3,061,000, $3,978,000 and $5,469,000, respectively.

ACCOUNTS RECEIVABLE

     Rockford sells its products principally to mobile audio, home audio, and professional audio dealers primarily in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to a large retail reseller of consumer electronics in the United States. At December 31, 2001 and 2002, net accounts receivable includes approximately $4,580,000 and $7,436,000, respectively, due from overseas businesses.

     Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the allowance for accounts receivable at December 31, 2001 and 2002, approximately $1,812,000 and $2,262,000, respectively, for doubtful accounts. If the financial condition of Rockford's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

     Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers for invoices paid under 40 to 60 days of issuance. Rockford has included in its allowance for accounts receivable at December 31, 2001 and 2002, approximately $673,000 and $734,000, respectively, with respect to customers expected to use such discounts after year-end. Should a greater proportion of customers take advantage of these discounts than estimated by Rockford, additional reductions to revenue might be required.

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

                      ROCKFORD CORPORATION AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation and amortization are computed principally on the straight-line method for financial reporting purposes over a two to ten year life. The building acquired in the MB Quart acquisition, located in Obrigheim, Germany, is being depreciated over a period of 25 years. Leasehold improvements are amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Rockford records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination is made.

INTANGIBLE ASSETS

     On January 1, 2002, Rockford adopted SFAS No. 141, BUSINESS COMBINATION, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.

     Prior to January 1, 2002, Rockford amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, Rockford began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. As at December 31, 2002, Rockford had gross goodwill of $7,291,000 and accumulated amortization of $401,000. For the year ended December 31, 2002, Rockford did not recognize amortization expense related to goodwill. Rockford completed two acquisitions in the third quarter of 2001 and two acquisitions in the fourth quarter of 2002 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in income from continuing operations before income taxes of approximately $168,000 for the year ended December 31, 2002.

     In assessing the recoverability of Rockford's goodwill and other intangibles, Rockford must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Rockford may be required to record impairment charges for these assets not previously recorded. Some factors considered important which could trigger an impairment review include the following:

     *    Significant   underperformance  relative  to  expected  historical  or
          projected future operating results;
     * Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
     *    Rockford's market capitalization relative to net book value; and
     *    Significant negative industry or economic trends.

     Rockford has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Rockford performed the first of the required impairment tests for goodwill as of December 31, 2002 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill and other intangible assets.

                     ROCKFORD CORPORATION AND SUBSIDIARIES

     Net income, basic earnings per share and diluted earnings per share for the years ended December 31, 2000, 2001 and 2002, respectively, adjusted to exclude amortization expense no longer required due to the adoption of SFAS No. 142, are as follows (net of tax, in thousands, except per share data):

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000           2001           2002
                                                       ---------      ---------      ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Reported net income ..............................  $   8,010      $   6,223      $   6,280
     Add back: goodwill amortization ................        102            107             --
                                                       ---------      ---------      ---------
   Adjusted net income ..............................  $   8,112      $   6,330      $   6,280
                                                       =========      =========      =========

   Reported earnings per share - basic ..............  $    1.17      $    0.77      $    0.74
     Add back: goodwill amortization ................       0.01           0.01             --
                                                       ---------      ---------      ---------
   Adjusted earnings per share - basic ..............  $    1.18      $    0.78      $    0.74
                                                       =========      =========      =========

   Reported earnings per share - diluted ............  $    1.00      $    0.70      $    0.68
     Add back: goodwill amortization ................       0.01           0.01             --
                                                       ---------      ---------      ---------
   Adjusted earnings per share - diluted ............  $    1.01      $    0.71      $    0.68
                                                       =========      =========      =========

ADVERTISING

     Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 2000, 2001 and 2002 was approximately $1,948,000, $1,912,000 and $2,365,000, respectively.

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

SIGNIFICANT CUSTOMER

     Rockford has sales to one customer representing 16.7 percent, 16.3 percent and 21.1 percent of net sales for the years ended December 31, 2000, 2001 and 2002, respectively.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of stockholders' equity. The effect on the statements of income of transaction gains and losses is insignificant.

STOCK BASED COMPENSATION

     Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Rockford accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Rockford has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and accordingly, recognizes no compensation expense for the employee stock option grants. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

     The following table represents the effect on net income and earnings per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation:

                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                               2000       2001       2002
                                             -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT
                                                    PER SHARE DATA)

     Net income as reported ...............  $ 8,010    $ 6,223    $ 6,280
     Proforma SFAS No. 123 expense ........     (248)      (327)      (327)
                                             -------    -------    -------
     Proforma net income ..................  $ 7,762    $ 5,896    $ 5,953
                                             =======    =======    =======
     Proforma income per common share
       Basic ..............................  $  1.13    $  0.74    $  0.70
                                             =======    =======    =======
       Diluted ............................  $   .97    $  0.66    $  0.64
                                             =======    =======    =======

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. See Note 8 for further discussion of Rockford's stock-based employee compensation.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform them to the 2002 presentation.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE. SFAS No. 148 amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, Rockford has elected to continue to use the accounting method prescribed by APB Opinion No. 25 and had adopted the disclosure requirements of SFAS No. 123.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Rockford does not expect the adoption of this statement to have an impact on its results of operations or financial position.

2.   ACQUISITIONS

     NOW HEAR THIS (NHT). On December 26, 2002, Rockford acquired the NHT (Now Hear This) business and assets from Recoton Corporation. The assets acquired and liabilities assumed were recorded at their fair values at the date of the acquisition. The remaining portion of the purchase price was assigned to goodwill in the amount of $261,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of NHT were included in Rockford's consolidated results of operations beginning December 26, 2002. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

     SIMPLEDEVICES, INC. On October 17, 2002, Rockford purchased 63,336,955 shares of common stock of SimpleDevices, Inc. These shares represent approximately 76% of SimpleDevices' outstanding common stock as at December 31, 2002. Rockford's investment of $3.5 million was paid to SimpleDevices, not to its shareholders, and is being used for working capital, the payment of a convertible promissory note and for other corporate purposes. Rockford financed the investment price using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to goodwill in the amount of $563,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of SimpleDevices were included in Rockford's consolidated results of operations effective October 1, 2002, excluding minority interest. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

     MB QUART. On September 1, 2001, Rockford acquired MB Quart GmbH as a subsidiary of Rockford's existing German subsidiary, Rockford Europe GmbH. Through MB Quart GmbH, Rockford entered into agreements with Dr. Werner
Schreiber, a receiver appointed under German bankruptcy law to manage the business of MB Quart Akustik GmbH. Under these agreements, MB Quart GmbH acquired substantially all of the operating assets of MB Quart Akustik GmbH, and Rockford directly acquired all of the stock of the U.S. subsidiary, M.B. Quart Electronics (USA), Inc. Rockford paid approximately $6 million for all of these assets. Rockford financed the purchase price, as well as working capital requirements for this acquired business, using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to property and equipment with $248,000 being assigned to goodwill. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of MB Quart were included in Rockford's consolidated results of operations beginning on September 1, 2001. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

     AUDIO INNOVATIONS. On August 1, 2001, Rockford acquired the Audio Innovations business by purchasing all of the outstanding shares of common stock of Audio Innovations, Inc., an Oklahoma corporation. Rockford paid the shareholders of Audio Innovations $4 million ($3.8 million cash and $0.2 million payable to the selling shareholders) at the closing and paid approximately $1.9 million to settle outstanding Audio Innovations debt. Rockford also anticipates making payments of $500,000 to the selling shareholders over the three years after the closing if Audio Innovations meets agreed upon profitability and sales goals; during 2002 Rockford paid $161,000 of this amount. Rockford financed the purchase price using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition with $3.9 million recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Audio Innovations were included in Rockford's consolidated results of operations beginning on August 1, 2001. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

     LIGHTNING AUDIO. On June 30, 1999, Rockford completed an acquisition of all of the common stock of Lightning Audio. Under the terms of the acquisition, Rockford paid $1,550,000 in cash and recorded an additional $50,000 of purchase consideration obligations for a total purchase price of $1.6 million. Under the terms of the acquisition, Rockford paid $600,000 of additional consideration over two years subsequent to the purchase of Lightning Audio based on the achievement of certain performance goals. Through December 31, 1999, the former owners of Lightning Audio had earned $274,000 in additional consideration. The remaining $326,000 was earned in the year ending December 31, 2000. Rockford recorded approximately $2,027,000 of goodwill with respect to the initial purchase and the additional consideration paid during 1999 and 2000. This goodwill was being amortized over 15 years until January 1, 2002, at which time Rockford began accounting for the goodwill under the provisions of SFAS Nos. 141 and 142. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Lightning Audio have been included in Rockford's consolidated results of operation beginning on July 1, 1999. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

3.   INVENTORIES

     Inventories consisted of the following:

                                       DECEMBER 31,
                                  --------------------
                                    2001        2002
                                  --------    --------
                                     (IN THOUSANDS)

     Raw materials .............  $  9,361    $  9,053
     Work in progress ..........     1,424       2,330
     Finished goods ............    20,263      24,386
                                  --------    --------
                                    31,048      35,769
     Less allowances ...........    (2,883)     (3,324)
                                  --------    --------
                                  $ 28,165    $ 32,445
                                  ========    ========

                      ROCKFORD CORPORATION AND SUBSIDIARIES

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                DECEMBER 31,
                                                           --------------------
                                                             2001        2002
                                                           --------    --------
                                                              (IN THOUSANDS)

     Land ...............................................  $    398    $    421
     Building ...........................................     1,138       1,195
     Machinery and equipment ............................    16,050      19,500
     Tooling equipment ..................................     7,839       9,331
     Leasehold improvements .............................     2,822       3,152
     Furniture and fixtures .............................     1,617       2,249
     Computer software ..................................        --       2,663
     Construction in process ............................     1,592       2,846
                                                           --------    --------
                                                             31,456      41,357
     Less accumulated depreciation and amortization .....   (21,480)    (26,095)
                                                           --------    --------
                                                           $  9,976    $ 15,262
                                                           ========    ========

     Unamortized computer software of $2,663,000 was acquired in connection with the SimpleDevices acquisition. Amortization expense of $78,000 was incurred since the effective date of acquisition of October 1, 2002.

5.   NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consisted of the following:

                                                                DECEMBER 31,
                                                             ------------------
                                                               2001       2002
                                                             -------    -------
                                                               (IN THOUSANDS)
     $30,000,000 line of credit with a lender
       collateralized by substantially all assets.
       Swing line and revolving line interest payments
       at Prime and LIBOR plus 150 basis points,
       respectively. All remaining principal and interest
       is due and payable June 2004. Borrowings under
       this line of credit are limited to a borrowing
       base as defined and adjusted in the agreement ......  $ 9,300    $ 8,461
     Other ................................................      500        339
                                                             -------    -------
                                                               9,800      8,800
     Less current portion .................................      (80)      (189)
                                                             -------    -------
                                                             $ 9,720    $ 8,611
                                                             =======    =======

     Annual maturities of notes payable and long-term debt for the five years succeeding December 31, 2002, are $189,000 in 2003 and $8,611,000 in 2004.
Interest payments were approximately $793,000, $455,000 and $571,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     At December 31, 2002, Rockford had $21,539,000 available on its $30,000,000 bank credit facility. This credit facility contains covenants that place various restrictions on financial ratios, levels of indebtedness and capital expenditures, among other things. Management believes Rockford was in compliance with all debt covenants at December 31, 2002.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

6.   LEASES

     Rockford leases equipment under capital leases. Rockford also leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through August 2007.

     Property and equipment includes the following amounts for leases that have been capitalized:

                                                           DECEMBER 31,
                                                     ----------------------
                                                       2001           2002
                                                     -------        -------
                                                         (IN THOUSANDS)

     Equipment ....................................  $ 5,571        $ 7,179
     Less accumulated amortization ................   (3,785)        (5,038)
                                                     -------        -------
                                                     $ 1,786        $ 2,141
                                                     =======        =======

     Amortization of leased assets is included in depreciation and amortization expense.

     During the years ended December 31, 2001 and 2002, Rockford acquired approximately $1,276,000 and $1,608,000 of equipment under capital leases, respectively.

     Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

                                                     CAPITAL       OPERATING
                                                     LEASES         LEASES
                                                     -------        -------
                                                        (IN THOUSANDS)

     2003 .........................................  $ 1,147        $ 2,521
     2004 .........................................      938          1,670
     2005 .........................................      582            708
     2006 .........................................       --            344
     2007 .........................................       --            595
                                                     -------        -------
     Total minimum lease payments .................    2,667        $ 5,838
                                                                    =======
     Less amounts representing interest ...........     (187)
                                                     -------
     Present value of net minimum lease ...........    2,480
     Less current portion .........................   (1,064)
                                                     -------
                                                     $ 1,416
                                                     =======

     Total rental expense for all operating leases was approximately $2,032,000, $2,545,000 and $2,800,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

7.   INCOME TAXES

     Significant components of Rockford's deferred tax assets are:

                                                            DECEMBER 31,
                                                        -------------------
                                                         2001         2002
                                                        ------       ------
                                                          (IN THOUSANDS)
     Deferred tax assets:
       Inventory basis ..........................       $  728       $1,382
       Basis in receivables .....................          829        1,243
       Book over tax depreciation ...............          394          292
       Accrued warranty .........................        1,790        1,646
       Net operating loss carryforward ..........          280          284
       Accrued liabilities and other ............          954          605
                                                        ------       ------
     Total deferred tax assets ..................       $4,894       $5,452
                                                        ======       ======

     At December 31, 2002, Rockford had federal net operating loss carryforwards for federal income tax purposes of approximately $1,927,000 which will begin to expire in 2011 if not previously utilized. All of the net operating loss is attributable to Rockford's acquisition of M.B. Quart Electronics (USA), Inc in 2001. As such, it is limited for tax purposes under Internal Revenue Code section 382, which limits the annual utilization of net operating losses. The deferred tax asset relating to the net operating losses is shown net of the estimated amount that will expire as a result of this annual limitation.

     Significant components of the federal and state income tax expense (benefit) are:

                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                               2000       2001       2002
                                             -------    -------    -------
                                                    (IN THOUSANDS)
     Current:
       Federal expense ...................   $ 4,472    $ 3,060    $ 3,693
       State expense .....................       423         59        326
       Foreign expense (benefit) .........        70        (88)       206
                                             -------    -------    -------
     Total current expense ...............     4,965      3,031      4,225
     Deferred:
       Federal expense (benefit) .........      (233)       671       (305)
       State expense (benefit) ...........       (18)        54        (17)
                                             -------    -------    -------
     Total deferred expense (benefit) ....      (251)       725       (322)
                                             -------    -------    -------
                                             $ 4,714    $ 3,756    $ 3,903
                                             =======    =======    =======

                      ROCKFORD CORPORATION AND SUBSIDIARIES

     A reconciliation of Rockford's effective income tax rate to the federal statutory rate follows:

                                                YEAR ENDED DECEMBER 31,
                                             -----------------------------
                                               2000       2001       2002
                                             -------    -------    -------
                                                    (IN THOUSANDS)
     Federal statutory rate ..............   $ 4,453    $ 3,493    $ 3,550
     State tax net of federal benefit ....       273         64        178
     Nondeductible items .................       231        148        103
     Higher (lower) foreign tax rates ....       (99)       267        149
     ETI benefit .........................      (107)      (129)       (31)
     Other, net ..........................       (37)       (87)       (46)
                                             -------    -------    -------
                                             $ 4,714    $ 3,756    $ 3,903
                                             =======    =======    =======

     Rockford's income (loss) attributable to foreign operations amounted to approximately $285,000, $(969,000) and $164,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     For the years ended December 31, 2000, 2001 and 2002, Rockford made tax payments of $5,305,000 (net of $524,000 in refunds), $5,266,000 (net of $14,000 in refunds) and $870,000 respectively.

8.   COMMON STOCK GRANTS AND OPTIONS

     Rockford   has   elected  to  follow  APB   Opinion   No.  25  and  related
Interpretations in Accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of Rockford's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Rockford has provided stock option plans for certain employees and directors. Under the plans, options to purchase common stock of Rockford will be granted to certain employees and directors at the fair value of the underlying common stock. The options generally have a term of ten years and become exercisable over three years commencing on the date of the grant. Options granted prior to December 31, 1996, vested 100 percent upon completion of Rockford's initial public offering on April 20, 2000. Under certain circumstances, Rockford has the right to repurchase common stock acquired under the options at the fair value price.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

     Proforma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Rockford has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black Scholes-pricing model with the following weighted average assumptions:

                                         2000         2001            2002
                                       ---------   -----------   --------------
     Expected life of the award ....     5 years       5 years   Not applicable
     Dividend yield ................   0 percent     0 percent   Not applicable
     Risk-free interest rate .......   6 percent   4.5 percent   Not applicable
     Expected volatility ...........         .97           .75   Not applicable

     As Rockford did not grant stock options in 2002, the assumptions stated above are not applicable for the year ended December 31, 2002.

     Option activity under the stock option plan during the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                                OUTSTANDING OPTIONS
                                                           -----------------------------
                                         SHARES AVAILABLE               WEIGHTED AVERAGE
                                           UNDER OPTION      SHARES      EXERCISE PRICE
                                           ------------    ----------    --------------
Outstanding at December 31, 1999 .......       336,984      1,772,381       $ 3.55
Granted ................................       (81,500)        81,500        10.83
Exercised ..............................            --       (192,352)        2.42
Expired or cancelled ...................        43,163        (43,163)        4.76
                                            ----------     ----------       ------
Outstanding at December 31, 2000 .......       298,647      1,618,366         4.06
Granted ................................      (302,814)       302,814         6.61
Exercised ..............................            --       (149,325)        3.12
Expired or cancelled ...................         4,225         (4,225)        6.02
                                            ----------     ----------       ------
Outstanding at December 31, 2001 .......            58      1,767,630         4.55
Authorized .............................       600,000             --           --
Exercised ..............................            --       (285,314)        2.52
Expired ................................         4,300         (4,300)        4.19
                                            ----------     ----------       ------
Outstanding at December 31, 2002 .......       604,358      1,478,016       $ 4.93
                                            ==========     ==========       ======

     The weighted average fair value of options granted during the years ended December 31, 2000 and 2001, was $2.85 and $4.24, respectively. No options were granted during 2002.

     The Board of Directors of Rockford prior to 1995 granted a consulting firm, which provided executive and other consulting services to Rockford, options to purchase 215,000 shares of its authorized but unissued common stock at a price of $1.51 per share, protected against dilution, as defined, and expiring in August 2002. Rockford determined that the $1.51 price per share was equal to or more than the fair value at the date of the grant. The stock options were fully vested at December 31, 1999 and fully exercised on March 5, 2002. These stock options were not included in the table above.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options under the plans outstanding at December 31, 2002:

                                           OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             -----------------------------------------------      ------------------------------
                                                     WEIGHTED
                                                     AVERAGE        WEIGHTED                            WEIGHTED
                                  NUMBER            REMAINING        AVERAGE           NUMBER           AVERAGE
                              OUTSTANDING AT       CONTRACTUAL      EXERCISE       OUTSTANDING AT       EXERCISE
RANGE OF EXERCISE PRICES     DECEMBER 31, 2002         LIFE           PRICE       DECEMBER 31, 2002      PRICE
------------------------     -----------------         ----           -----       -----------------      -----
$1.51 .................             173,100         2.0 years        $ 1.51            173,100          $  1.51
$2.44-- $3.45 .........             303,752         3.6 years          2.82            303,752             2.82
$4.19-- $5.81 .........             460,475         5.1 years          4.51            459,975             4.51
$6.00-- $6.68 .........             294,189         6.4 years          6.62            143,282             6.62
$7.67-- $11.00 ........             246,500         8.6 years          8.68            244,000             8.66
                                 ----------                                         ----------
                                  1,478,016                                          1,324,109

9.   EARNINGS PER SHARE

                                                                    YEAR ENDED DECEMBER 31,
                                                                    ------------------------
                                                                     2000     2001     2002
                                                                    ------   ------   ------
                                                                     (IN THOUSANDS, EXCEPT
                                                                         PER SHARE DATA)
Numerator:
  Net income ....................................................   $8,010   $6,223   $6,280
  Effect of dilutive securities interest impact of
    convertible debentures ......................................       18       --       --
                                                                    ------   ------   ------
Numerator for diluted net income per share, income available
  to common stockholders after assumed conversions ..............   $8,028   $6,223   $6,280
                                                                    ======   ======   ======
Denominator:
  Denominator for basic net income per share, weighted
    average shares ..............................................    6,864    8,109    8,540
  Effect of dilutive securities:
  Employee stock options ........................................      949      799      755
  Warrants ......................................................       11        5        6
  Convertible debentures ........................................      185       --       --
                                                                    ------   ------   ------
  Dilutive potential common shares ..............................    1,145      804      761
                                                                    ------   ------   ------
Denominator for diluted net income per share, adjusted
  weighted average shares and assumed conversions ...............    8,009    8,913    9,301
                                                                    ======   ======   ======
Basic net income per share ......................................   $ 1.17   $ 0.77   $ 0.74
                                                                    ======   ======   ======
Diluted net income per share ....................................   $ 1.00   $ 0.70   $ 0.68
                                                                    ======   ======   ======

                      ROCKFORD CORPORATION AND SUBSIDIARIES

10.  CONTINGENCIES

     Since the date of our Annual Report for the year 2001, filed with the SEC on March 29, 2002, the Fiori patent claim described in the Legal Proceedings section of that Annual Report has continued into an intensive fact discovery phase of proceedings. The products at issue in the case are now 16 of our Punch brand amplifiers, which the plaintiff contends include circuitry that infringes on his patents. We have incurred substantial costs of defense, at a rate greater than we expected, which contributed to our increased research and development costs during the year. We anticipate that discovery and motions in the case will continue for at least the next two quarters and will cause us to incur additional defense costs during that period. A trial is likely sometime after the second quarter of 2003. We continue to believe that the claim involved in the case is without merit and that we should ultimately prevail in this matter.

     Rockford is a party to legal proceedings, which arise in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion that these matters will have no material effect on Rockford's consolidated financial position, results of operations or cash funds.

11.  BENEFIT PLAN

     Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee's annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 2000, 2001 and 2002, were approximately $388,000, $395,000 and $484,000, respectively.

12.  STOCK PURCHASE PLAN

     On May 17, 1999, the shareholders of Rockford approved the Employee Stock Purchase Plan. A total of 361,200 shares of Rockford's common stock are reserved for issuance under the plan, which became effective September 1, 1999. Employees will be eligible to participate if they are employed by Rockford or a participating subsidiary for at least 20 hours per week and more than five months in any calendar year. Each employee will be able to purchase up to $25,000 worth of shares, up to a maximum of 1,000 shares in each six-month purchase period. The price per share purchased under the plan will generally be 85 percent of the fair market value of the shares. A total of 134,000 shares have been issued since inception of this plan.

13.  SEGMENT INFORMATION

     Rockford operates its business under the mobile audio, professional and home theater audio and OEM segments. For each of the periods ended December 31, 2000, 2001 and 2002, the professional and home theater audio and OEM segments were not significant and, accordingly, no additional disclosures of operations information about the segments are required. Below is geographic information for revenues of Rockford:

REGION(1)                                       2000         2001         2002
---------                                     --------     --------     --------
                                                        (IN THOUSANDS)
United States ...........................     $121,375     $130,459     $135,830
Other Americas ..........................        7,289        9,469        7,871
Europe ..................................        7,687       10,278       17,413
Asia ....................................        8,289        7,546        7,804
                                              --------     --------     --------
Total sales from external customers .....     $144,640     $157,752     $168,918
                                              ========     ========     ========

----------
(1) Revenues are attributed to geographic regions based on the location of customers.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

     For the years ended December 31, 2000, 2001 and 2002, sales to one customer accounted for 16.7 percent, 16.3 percent and 21.1 percent of those periods' net sales, respectively. Rockford's long-lived assets outside of the United States consist of the land and building used in Rockford's MB Quart operations and located in Obrigheim, Germany.

14.  INTERIM FINANCIAL RESULTS (UNAUDITED)

     The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2001 and 2002. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and include all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and notes. Rockford believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                        YEAR ENDED DECEMBER 31, 2002
                                       -----------------------------------------------------------
                                       MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31     TOTAL
                                       --------     -------    ------------  -----------     -----
Net Sales .........................    $ 43,734     $ 51,228     $ 40,583     $ 33,373      $168,918
Gross Profit ......................      16,522       20,029       14,268       10,352        61,171
Operating Income (Loss) ...........       3,651        5,362        1,622         (566)       10,069
Net Income (Loss) .................       2,178        3,587          825         (310)        6,280
Basic Income (Loss) Per Share .....        0.26         0.42         0.10        (0.04)         0.74
Diluted Income(Loss) Per Share ....        0.24         0.38         0.09        (0.03)         0.68

                                                        YEAR ENDED DECEMBER 31, 2001
                                       -----------------------------------------------------------
                                       MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31     TOTAL
                                       --------     -------    ------------  -----------     -----
Net Sales .........................    $ 37,363     $ 44,803     $ 36,562     $ 39,024      $157,752
Gross Profit ......................      13,280       15,497       11,985       13,086        53,848
Operating Income ..................       3,356        4,245        1,275        1,651        10,527
Net Income ........................       1,992        2,586          853          792         6,223
Basic Income Per Share ............        0.25         0.32         0.10         0.10          0.77
Diluted Income Per Share ..........        0.23         0.29         0.10         0.09          0.70

15.  SUBSEQUENT EVENTS

     On February 19, 2003, Rockford announced its intentions to discontinue operations and dissolve its Japan subsidiary by mid-2003. Rockford intends to sell its products in Japan using an independent distributor. Management has not determined the impact of this dissolution on its results of operations or financial position.

     On February 19, 2003, Rockford announced the restructuring of several business processes, which are expected to result in improved efficiencies and customer service. This restructuring resulted in the reduction of approximately 8% of Rockford's salaried staff in Arizona and Michigan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the sections entitled "Executive Officers and Board of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 23, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Executive Officers and Board of Directors -- Director Compensation," "Related Party Transactions -- Suttle Employment Agreement" and "Stock Price Performance Graph" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 23, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the section entitled "Principal Shareholders and Shareholdings of Officers and Directors" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 23, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the section entitled "Related Party Transactions" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held April 23, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

     (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS

     See Index to Consolidated Financial Statements on page 28 of this report.

FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              ROCKFORD CORPORATION

       COLUMN A                     COLUMN B    COLUMN C                 COLUMN D                 COLUMN E
      -----------                   --------    --------     -----------------------------     -------------
                                   BALANCE AT  CHARGED TO
                                  BEGINNING OF  COSTS AND      CHARGED TO                       BALANCE AT
      DESCRIPTION                    PERIOD     EXPENSES     OTHER ACCOUNTS     DEDUCTIONS     END OF PERIOD
      -----------                    ------     --------     --------------     ----------     -------------
                                                              (IN THOUSANDS)
December 31, 2002 ................
  Receivable allowances ..........   $2,613      $  861         $5,108(3)        $5,586(1)        $2,996
  Inventory reserve ..............    2,883       1,490            354(4)         1,403(2)         3,324
December 31, 2001
  Receivable allowances ..........    1,427      $  969         $2,966(3)        $2,749(1)        $2,613
  Inventory reserve ..............    1,446       1,332          1,431(4)         1,326(2)         2,883
December 31, 2000
  Receivable allowances ..........    1,830         249          3,010(3)         3,662(1)         1,427
  Inventory reserve ..............    1,649         616             --              819(2)         1,446

(1) Deductions taken by customers for prompt payment and freight discounts. Includes accounts written off net of recoveries.
(2)  Reserved inventory sold or scrapped.
(3)  Amounts netted against sales.
(4) Inventory reserves relating to inventory acquired in connection with acquisitions.

     Other financial statement schedules have not been presented, as they are not applicable.

EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------
 3.1           Articles of Incorporation+
 3.2           Restated Bylaws as amended through July 27, 2000++
 3.3           Amendment to Articles of Incorporation filed on January 12, 1988+
 3.4           Amendment to Articles of Incorporation filed on May 12, 1999+
 3.5           Amendment to Articles of Incorporation filed on May 17, 1999+
 3.7           Amendment to Articles of Incorporation filed on July 1, 1999+
 4.1           Specimen Common Stock Certificate+
 4.2 Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.
 10.1          1994 Stock Option Plan+
 10.2          1997 Stock Option Plan+
 10.3          1999 Employee Stock Purchase Plan as amended and restated+
 10.4          Employment Agreement of W. Gary Suttle+
 10.5          Indemnity Agreement of W. Gary Suttle+
 10.6 Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+
 10.7 Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+
 10.8          Form of Dealership Agreements+
 10.9 Standard Industrial Commercial Multi-Tenant Lease-- Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------
 10.9.1 Amendment to Standard Industrial Commercial Multi-Tenant Lease-- Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+
 10.10 Standard Industrial Lease-- Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+
 10.10.1 Amendment to Standard Industrial Lease-- Gross by and between Cloyce Clark and Rockford Corporation+
 10.11 Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+
 10.11.1 Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford Corporation+
 10.12 Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+
 10.14 Employee 401(k) Deferred Compensation Plan and amendments thereto+
 10.16 Product Sales Agreement by and between Rockford Corporation and Avnet Electronics Marketing**+
 10.24 Services and Option Agreement by and between W. Gary Suttle, Caroline S. Bartol, individually and as representative of the estate of John G. Bartol and Rockford Corporation+
 10.25 Amendment of Services and Option Agreement by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
 10.26 Amendment of Services and Option Contract by and between W. Gary Suttle, Monument Investors Limited Partnership as successor to Caroline S. Bartol and the estate of John G. Bartol and Rockford Corporation+
 10.27 Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
 10.28 Amendment and Renewal of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
 10.29 Amendment of Consulting and Option Contract by and between Rockford Corporation and Grisanti, Galef & Goldress, Inc.+
 10.35         Form of Indemnification Agreement+
 10.35.1       Schedule for Indemnification Agreement+
 10.39 Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+
 10.40 Sublease Agreement by and between Cerprobe Corporation and Rockford Corporation+++
 10.41         Sublease Agreement by and between Van's Delivery Service, Inc.
               and Rockford Acoustic Designs, Inc.+++
 10.42 Asset Purchase Agreement among James and Norma Fosgate and Rockford Corporation**+++
 10.43 Credit Agreement among Rockford Corporation, the Subsidiaries of Rockford Corporation, Bank One, Arizona, N.A., and Bank of America, N.A. (previously numbered Exhibit 10.39)#
 10.44 Stock Purchase Agreement among Rockford Corporation, Audio Innovations, Inc., and the shareholders of Audio Innovations, Inc. (previously numbered Exhibit 10.40)**#
 10.45 English translation of the Asset Purchase Agreement between a subsidiary of Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the assets of MB Quart Akustik GmbH (previously numbered Exhibit 10.41)##
 10.46 English translation of the Deed between a subsidiary of Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this deed, the subsidiary acquired the 1 real estate assets of MB Quart Akustik GmbH (previously numbered
               Exhibit 10.42)##
 10.47 English translation of the Deed between Rockford Corporation and Dr. Werner Schreiber, a receiver under German bankruptcy law. Under this Deed, Rockford acquired the shares of M.B. Quart Electronics (USA), Inc. (the U.S. Subsidiary of MB Quart Akustik
               GmbH) (previously numbered Exhibit 10.43)##
 10.48         2002 Stock Option Plan ###
 10.49 License Agreement between Rockford Corporation and Milwaukee Electric Tool Corporation ###

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------
 10.50         Stock Purchase Agreement between Rockford and SimpleDevices,
               Inc., dated as of October 16, 2002.####**
 10.51         Second Amended and Restated Voting Agreement among Rockford,
               SimpleDevices, Inc., and the Shareholders of SimpleDevices, dated as of October 16, 2002. ####**
 10.52         Master Merchandising License Agreement between Rockford and
               Universal Studios Licensing LLLP, dated as of August 16, 2002.
               ####**
 10.53         Product Placement Agreement between Rockford and Universal
               Pictures, a division of Universal City Studios LLLP, dated as of
               August 16, 2002. ####**
 21            List of Subsidiaries of Rockford Corporation
 23.1          Consent of Independent Auditors
 99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for W.
               Gary Suttle.
 99.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James M. Thomson.
 99.9          RISK FACTORS THAT MAY AFFECT ROCKFORD'S OPERATING RESULTS,
               BUSINESS PROSPECTS AND STOCK PRICE

----------
** Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.
+ Previously filed with registration statement effective April 19, 2000 and/or amendments
++ Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
+++ Previously filed on March 13, 2001 with our Annual Report on Form 10-K for the year ended December 31, 2000.
# Previously filed on August 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
## Previously filed on November 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
### Previously filed on March 29, 2002 with our Annual Report on Form 10-K for the year ended December 30, 2001.
#### Previously  filed on November  12, 2002 with our  Quarterly  Report on Form
     10-Q for the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 7, 2003.

                                       ROCKFORD CORPORATION

                                       By: /s/ W. GARY SUTTLE
                                           -------------------------------------
                                           W. Gary Suttle
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

           NAME                               TITLE                            DATE
           ----                               -----                            ----

    /s/ W. GARY SUTTLE         President, Chief Executive Officer and      March 7, 2003
--------------------------     Director (Principal Executive Officer)
     W. Gary Suttle


                               Vice President of Finance and Chief         March 7, 2003
   /s/ JAMES M. THOMSON        Financial Officer, Secretary
--------------------------     (Principal Financial Officer)
    James M. Thomson


  /s/ JERRY E. GOLDRESS        Director                                    March 7, 2003
--------------------------
    Jerry E. Goldress


  /s/ TIMOTHY C. BARTOL        Director                                    March 7, 2003
--------------------------
    Timothy C. Bartol


  /s/ NICHOLAS G. BARTOL       Director                                    March 7, 2003
--------------------------
   Nicholas G. Bartol


   /s/ RALPH B. GODFREY        Director                                    March 7, 2003
--------------------------
    Ralph B. Godfrey


    /s/ JOHN P. LLOYD          Director                                    March 7, 2003
--------------------------
      John P. Lloyd

CERTIFICATIONS

I, W. Gary Suttle, certify that:

     1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Rockford
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

                                        /s/ W. Gary Suttle
                                        ----------------------------------------
                                        W. Gary Suttle
                                        President and CEO
                                        Principal Executive Officer

I, James M. Thomson, certify that:

     1.   I  have   reviewed  this  annual  report  on  Form  10-K  of  Rockford
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

                                        /s/ James M. Thomson
                                        ----------------------------------------
                                        James M. Thomson
                                        Chief Financial Officer
                                        Principal Financial Officer