Form 10-Q
period 2003-03-31
ROCKFORD CORP
filed 2003-05-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                                 (480) 967-3565
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date:

     As of April 30, 2003, there were 8,987,160 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

                      ROCKFORD CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I:      Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -                           1
             March 31, 2003 (Unaudited) and December 31, 2002

             Condensed Consolidated Income Statements -                        2
             Three Months Ended March 31, 2003 and 2002 (Unaudited)

             Condensed Consolidated Statements of Cash Flows -                 3
             Three Months Ended March 31, 2003 and 2002 (Unaudited)

             Notes to Condensed Unaudited Consolidated Financial
             Statements - March 31, 2003                                       4

     Item 2. Management's Discussion and Analysis of Financial                 7
             Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       15

     Item 4. Controls and Procedures                                          16


Part II:     Other Information

     Item 1. Legal Proceedings                                                17

     Item 3. Defaults upon Senior Securities                                  17

     Item 6. Exhibits and Reports on Form 8-K                                 17


Signatures                                                                    18

Certifications                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ROCKFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,    December 31,
                                                                              2003          2002
                                                                            --------      --------
                                                                           (UNAUDITED)
                                                                                (IN THOUSANDS)
ASSETS
Current assets:
   Cash                                                                     $    327      $    304
   Accounts receivable, less allowances of $3,226 and $2,996 at
     March 31, 2003 and December 31, 2002, respectively                       38,751        32,890
   Inventories, net                                                           36,837        32,445
   Deferred income taxes                                                       5,161         5,160
   Income taxes receivable                                                     2,447         1,844
   Prepaid expenses and other                                                  5,147         4,395
                                                                            --------      --------
Total current assets                                                          88,670        77,038

Property and equipment, net                                                   16,281        15,262
Deferred income taxes                                                            292           292
Goodwill, net                                                                  7,027         6,890
Other assets                                                                   1,645         1,708
                                                                            --------      --------
Total assets                                                                $113,915      $101,190
                                                                            ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 12,024      $ 10,753
   Accrued salaries and incentives                                             1,956         1,978
   Accrued warranty                                                            4,856         4,595
   Other accrued expenses                                                      7,491         6,105
   Current portion of notes payable, long-term debt and capital
     lease obligations                                                         1,248         1,253
                                                                            --------      --------
Total current liabilities                                                     27,575        24,684

Notes payable and long-term debt, less current portion                        19,168         8,611
Capital lease obligations, less current portion                                1,169         1,416
Minority Interest                                                                764           933

Shareholders' equity:
   Common stock, $.01 par value - Authorized shares - 40,000,000
     Issued shares - 8,980,160 shares at March 31, 2003 and
     8,747,197 at December 31, 2002                                               90            87
   Additional paid-in capital                                                 35,313        35,131
   Retained earnings                                                          28,252        29,198
   Accumulated other comprehensive income                                      1,584         1,130
                                                                            --------      --------
Total shareholders' equity                                                    65,239        65,546
                                                                            --------      --------
Total liabilities and shareholders' equity                                  $113,915      $101,190
                                                                            ========      ========

Note: The consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                                                                               1
================================================================================

                      ROCKFORD CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                           2003           2002
                                                         --------       --------
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)

Net sales                                                $ 39,624       $ 43,734
Cost of goods sold                                         26,785         27,212
                                                         --------       --------
Gross profit                                               12,839         16,522

Operating expenses:
   Sales and marketing                                      7,397          7,244
   General and administrative                               5,419          4,651
   Research and development                                 2,234            976
                                                         --------       --------
Total operating expenses                                   15,050         12,871
                                                         --------       --------
Operating (loss) income                                    (2,211)         3,651
Interest and other (income) expense, net                      (48)           184
                                                         --------       --------
(Loss) income before income taxes                          (2,163)         3,467
Income tax (benefit) expense                               (1,047)         1,289
                                                         --------       --------
(Loss) income before minority interest                     (1,116)         2,178
Minority interest                                            (170)            --
                                                         --------       --------
Net (loss) income                                        $   (946)      $  2,178
                                                         ========       ========

Net (loss) income per common share:
   Basic                                                 $  (0.11)      $   0.26
                                                         ========       ========
   Diluted                                               $  (0.11)      $   0.24
                                                         ========       ========

Weighted average shares:
   Basic                                                    8,881          8,275
                                                         ========       ========
   Diluted                                                  8,881          9,216
                                                         ========       ========

See notes to condensed consolidated financial statements.

                                                                               2
================================================================================

                      ROCKFORD CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2003        2002
                                                       --------    --------
                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income                                      $   (946)   $  2,178
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by  operating activities:
    Depreciation and amortization                         1,183       1,165
    Loss (gain) on sale of fixed assets                       2         (11)
    Provision for doubtful accounts                          35         214
    Provision for inventory allowances                      248         396
    Minority Interest                                      (170)         --
Changes in operating assets and liabilities:
    Accounts receivable                                  (6,003)     (8,007)
    Inventories                                          (4,640)     (1,340)
    Prepaid expenses and other assets                      (859)      1,477
    Accounts payable                                      1,258         896
    Accrued salaries and incentives                         (22)        594
    Accrued warranty                                        261         182
    Income taxes receivable                                (603)       (587)
    Other accrued expenses                                1,325       3,313
                                                       --------    --------
        NET CASH (USED IN) PROVIDED BY OPERATING
          ACTIVITIES                                     (8,931)        470

INVESTING ACTIVITIES
Purchases of property and equipment                      (2,235)     (1,463)
Proceeds from disposals of property and equipment            --          11
Acquisitions of business, net of cash acquired              317          66
Increase in other assets                                    (73)       (429)
                                                       --------    --------
        NET CASH USED IN INVESTING ACTIVITIES            (1,991)     (1,815)

FINANCING ACTIVITIES
Net proceeds from notes payable, long-term debt               2         783
Proceeds from (payments on) notes payable and
  long-term debt                                         10,557      (1,079)
Payments on capital lease obligations                      (253)       (167)
Proceeds from the exercise of stock options and
  warrants                                                  185         438
                                                       --------    --------
         NET CASH PROVIDED BY (USED IN) FINANCING        10,491         (25)
           ACTIVITIES

Effect of exchange rate changes on cash                     454         (51)
                                                       --------    --------

Net increase (decrease) in cash and cash
  equivalents                                                23      (1,421)
Cash and cash equivalents at beginning of period            304       2,411
                                                       --------    --------
Cash and cash equivalents at end of period             $    327    $    990
                                                       ========    ========

See notes to condensed consolidated financial statements.

                                                                               3
================================================================================

                      Rockford Corporation and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2003

1. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

We have prepared our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, we have made all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results you may expect for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission ("SEC") on March 7, 2003.

STOCK-BASED COMPENSATION

Rockford accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

                                                                               4
================================================================================

The following table represents the effect on net (loss) income and (loss) earnings per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation:

                                                       Three months ended
                                                            March 31,
                                                      --------------------
                                                        2003         2002
                                                      -------      -------
                                                         (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)

     Net (loss) income as reported                    $  (946)     $ 2,178
     Proforma SFAS No. 123 expense                        (75)         (82)
                                                      -------      -------
     Proforma net (loss) income                       $(1,021)     $ 2,096
                                                      =======      =======
     Proforma (loss) income per common share
               Basic                                  $ (0.12)     $  0.25
                                                      =======      =======
               Diluted                                $ (0.12)     $  0.23
                                                      =======      =======

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.

2. INVENTORIES

Inventories consist of the following:
                                                March 31,        December 31,
                                                  2003              2002
                                                --------          --------
                                                      (IN THOUSANDS)

     Raw materials                              $ 10,221          $  9,053
     Work-in-progress                              2,636             2,330
     Finished goods                               27,552            24,386
                                                --------          --------
                                                  40,409            35,769
     Less allowances                              (3,572)           (3,324)
                                                --------          --------
                                                $ 36,837          $ 32,445
                                                ========          ========

                                                                               5
================================================================================

3. (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

                                                           Three months ended
                                                                March 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
Numerator:
   Net (loss) income for basic and diluted net
     (loss) income per share                              $   (946)   $  2,178
                                                          ========    ========
Denominator:
   Denominator for basic net (loss) income per
     share, weighted average shares                          8,881       8,275
   Effect of dilutive securities:
     Employee stock options                                     --         935
     Warrants                                                   --           6
                                                          --------    --------
   Dilutive potential common shares                             --         941
                                                          --------    --------
Denominator for diluted net (loss) income per
  share, adjusted weighted average shares and
  assumed conversions                                        8,881       9,216
                                                          ========    ========
Basic net (loss) income per share                         $  (0.11)   $   0.26
                                                          ========    ========
Diluted net (loss) income per share                       $  (0.11)   $   0.24
                                                          ========    ========

At March 31, 2003, options to purchase 356,000 shares and warrants to purchase 4,000 shares of Rockford stock were excluded from the calculation of the diluted net earnings per share because they were anti-dilutive.

4. RESTRUCTURING

During the three months ended March 31, 2003, Rockford restructured its operations in Germany, Arizona and Michigan, which management expects will result in improved efficiencies and customer service. The restructuring of MB Quart's operations in Germany reduced the gross profit by approximately $425,000 primarily due to accrued and incurred severance costs related to reductions in the direct labor workforce in Germany. The Arizona and Michigan restructuring resulted in the reduction of less than 10% of salaried staff in these operations. The related severance and benefit costs were approximately $423,000 and increased the selling, general and administrative expenses for the quarter ended March 31, 2003.

In addition, Rockford discontinued its Japanese subsidiary's operations and began selling products to an independent distributor in Japan to enhance profitability. The write down of assets and additional closure costs associated with the shutdown of the Japanese distribution facility resulted in approximately $1,100,000 of expenses. These expenses were partially offset by reduced tax liability of $900,000 related to a deduction for the write off of its investment in the stock of the Japanese subsidiary and the write off of bad debt related to the Japanese subsidiary. The deduction partially offsets the expense resulting in a net loss of approximately $200,000 relating to the Japanese subsidiary during the first quarter of 2003.

                                                                               6
================================================================================

5. DEFAULTS UPON SENIOR SECURITIES

Because of restructuring expenses and excess capital investment relating to SimpleDevices, Rockford was out of compliance at March 31, 2003, with one of the financial covenants in its bank line of credit, relating to the minimum required consolidated fixed charge coverage ratio. The actual ratio was 1.4 and the required ratio was 2.0. The banks have agreed to waive this non-compliance for March 31, 2003, and have agreed to modify the financial covenants in the loan agreement so that, based on the expectations for revenues and expenses in the remainder of 2003, management anticipates Rockford will be in compliance with the bank covenants during the remainder of 2003 and thereafter. In connection with these modifications, management has agreed to report to the banks monthly about compliance with the covenants (previously reported quarterly), have added an additional covenant requiring that the Consolidated EBITDA achieve specified levels, and have agreed to increases in the interest rate on the loans so that the swing line of credit will have a blended variable interest rate per annum of Prime plus 100 basis points (increasing from 75 basis points) and the revolving line of credit will have a blended variable interest rate of LIBOR plus 300 basis points (increasing from 225 basis points).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10-K for the year 2002, filed with the SEC on March 7, 2003.

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

When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2002, filed with the SEC on March 7, 2003, and in Exhibit 99.9 to our Annual Report, "Risk Factors That May Affect Rockford's Operating Results, Business Prospects and Stock Price." The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Exhibit 99.9 to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

                                                                               7
================================================================================

OVERVIEW

Rockford designs, manufacturers and distributes high-performance audio systems for the mobile, professional and home theater audio markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, Q-Logic and MB Quart brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers and accessories. Based on dollar sales in 2002 of all our brands, we rank first in U.S. market share for mobile audio amplifiers and second for mobile audio speakers. We sell home theater products under the MB Quart, Fosgate Audionics and NHT brands. We also sell professional audio products under the MB Quart, NHT, and Hafler brands. Additionally we have invested in SimpleDevices Inc., which licenses its standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC, automotive and network equipment OEMs. We sell licensed SimpleDevices products for home and mobile applications under the Omnifi brand.

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

We generated over 95% of our sales in the quarter ended March 31, 2003, and over 97% of our sales in the quarter ended March 31, 2002, from our mobile audio products.

In the U.S., we sell our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in 61 countries. In Germany we sell through wholly owned subsidiaries using commissioned independent sales representatives. In Canada, Austria, Switzerland and Italy we sell through commissioned independent sales representatives. In other countries, we sell our products to independent distributors who resell them to retailers. During the first quarter of 2003, we had substantially closed our Japanese subsidiary and started selling our products to an independent distributor who sells them to Japanese retailers.

Sales of our mobile audio products to Best Buy accounted for 21.6% of our sales for the three months ended March 31, 2003, and 15.8% of our sales for the three months ended March 31, 2002. Our business plans contemplate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future. No other single customer accounts for more than 10% of our sales. During the three months ended March 31, 2003 we began distribution of selected Lighting Audio products in Wal-Mart stores in the United States; however, sales to Wal-Mart stores began late in the quarter and were not a significant percentage of our sales during the quarter.

Best Buy generally helps us to smooth out our normal sales seasonality. For our specialty and audio-video dealers, our peak-selling season is in the spring and summer and our slowest season is typically in the fourth quarter. We believe that we experience this seasonality because our core 16-35 year old consumers tend to buy mobile audio products during the spring and summer when they are on semester breaks and when generally more favorable weather facilitates installation of our products. Best Buy sales, while strong in May and June, are not as concentrated among our core consumers and are also strong in the fourth quarter.

                                                                               8
================================================================================

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

During the three months ended March 31, 2003, we restructured our operations in Germany, Arizona and Michigan, which is expected to result in improved efficiencies and customer service. The restructuring of MB Quart's operations in Germany reduced our gross profit by approximately $425,000 primarily due to accrued and incurred severance costs related to reductions in our direct labor workforce in Germany. The Arizona and Michigan restructuring resulted in the reduction of less than 10% of salaried staff in these operations. The related severance and benefit costs were approximately $423,000 and increased our selling, general and administrative expenses for the quarter ended March 31, 2003.

In addition, we discontinued our Japanese subsidiary's operations and began selling our products to an independent distributor in Japan to enhance our profitability. The write down of assets and additional closure costs associated with the shutdown of our Japanese distribution facility resulted in approximately $1,100,000 of expenses. These expenses were partially offset by reduced tax liability of $900,000 related to a deduction for the write off of our investment in the stock of our Japanese subsidiary and the write off of bad debt related to our Japanese subsidiary. The deduction partially offsets the expense resulting in a net loss of approximately $200,000 relating to our Japanese subsidiary during the first quarter of 2003.

                                                                               9
================================================================================

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

                                                             Three months ended
                                                                  March 31,
                                                             -------------------
                                                              2003        2002
                                                             ------      ------

Net sales                                                     100.0%      100.0%
Cost of goods sold                                             67.6        62.2
                                                             ------      ------
Gross profit                                                   32.4        37.8
Operating expenses:
   Sales and marketing                                         18.7        16.6
   General and administrative                                  13.7        10.7
   Research and development                                     5.6         2.2
                                                             ------      ------
     Total operating expenses                                  38.0        29.5
                                                             ------      ------
Operating (loss) income                                        (5.6)        8.3
Interest and other (income) expense, net                       (0.1)        0.4
                                                             ------      ------
(Loss) income before tax                                       (5.5)        7.9
Income tax (benefit) expense                                   (2.7)        2.9
Minority Interest                                              (0.4)         --
                                                             ------      ------
Net (loss) income                                              (2.4)%       5.0%
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

                                                                              10
================================================================================

GEOGRAPHIC DISTRIBUTION OF SALES

Our sales by geographic region were as follows:

                                                          Three months ended
                                                               March 31,
                                                      --------------------------
                                                       2003                2002
                                                      -------            -------
                                                           (IN THOUSANDS)
REGION: (1)
United States                                         $33,929            $36,237
Other Americas                                          1,368              2,995
Europe                                                  3,531              3,349
Asia                                                      796              1,153
                                                      -------            -------
     Total sales                                      $39,624            $43,734
                                                      =======            =======

----------
(1) Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     IN THE FOLLOWING DISCUSSION, CERTAIN INCREASES OR DECREASES MAY DIFFER DUE TO ROUNDING.

NET SALES. Sales decreased by $4.1 million, or 9.4%, to $39.6 million for the three months ended March 31, 2003, from $43.7 million for the three months ended March 31, 2002. The decrease in sales was primarily attributable to continued difficulties in sales to the specialty dealer channel and in sales to Canada, Asia and Latin America. Slowness in the specialty dealer channel was offset by better results from big-box retailers.

U.S. sales decreased by $2.3 million, or 6.4%, to $33.9 million for the three months ended March 31, 2003, from $36.2 million for the three months ended March 31, 2002. International sales decreased by $1.8 million, or 24.0%, to $5.7 million for the three months ended March 31, 2003, from $7.5 million for the three months ended March 31, 2002. Sales growth in Europe was offset by lower sales in Asia, the delayed reset by a major Canadian retailer, and a changeover of distribution partners in Latin America.

COST OF GOODS SOLD. Cost of goods sold decreased by $0.4 million, or 1.6%, to $26.8 million for the three months ended March 31, 2003, from $27.2 million for the three months ended March 31, 2002. As a percent of sales, cost of goods sold increased to 67.6% for the three months ended March 31, 2003, from 62.2% for the three months ended March 31, 2002. This increase was primarily due to higher levels of markdown required to clear end-of-life inventory into a difficult market as well as $0.4 million in restructuring costs in Germany.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased by $0.2 million, or 2.1%, to $7.4 million for the three months ended March 31, 2003, from $7.2 million for the three months ended March 31, 2002. As a percent of sales, sales and marketing expenses increased to 18.7% for the three months ended March 31, 2003, from 16.6% for the three months ended March 31, 2002. This increase as a percent of sales was primarily due to additional cost related to

                                                                              11
================================================================================
the acquisitions of NHT and SimpleDevices. Restructuring costs, increased freight costs, and Canadian duty also contributed to this increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $0.8 million, or 16.6%, to $5.4 million for the three months ended March 31, 2003, from $4.6 million for the three months ended March 31, 2002. As a percent of sales, general and administrative expenses increased to 13.7% for the three months ended March 31, 2003, from 10.7% for the three months ended March 31, 2002. This increase includes nearly $0.8 million of costs incurred to close Rockford's Japanese subsidiary. The remaining increase is due primarily to the acquisitions of NHT and SimpleDevices.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $1.3 million, or 128.9% to $2.2 million for the three months ended March 31, 2003, from $1.0 million for the three months ended March 31, 2002. As a percent of sales, these expenses increased to 5.6 % for the three months ended March 31, 2003, from 2.2% for the three months ended March 31, 2002. The increase is primarily due to increased personnel and product development costs relating to SimpleDevices and NHT. Also, there was an increase in legal costs associated with the defense of the Fiori patent matter discussed in our prior SEC filings.

OPERATING (LOSS) INCOME. Operating (loss) income decreased by $5.9 million, or 160.6%, to a $(2.2) million loss for the three months ended March 31, 2003 from $3.7 million income for the three months ended March 31, 2002. As a percent of sales, operating (loss) income decreased to a (5.6)% loss for the three months ended March 31, 2003, from a 8.3% income for the three months ended March 31, 2002. This decrease is the result of costs related to restructuring in Rockford's U.S., German and Japanese operations, higher cost structures related to NHT and SimpleDevices businesses acquired during the last quarter of 2002, and the overall decline in mobile audio sales during the quarter.

INTEREST AND OTHER (INCOME) EXPENSE, NET. Interest and other (income) expense, net, primarily consists of interest expense and currency gains and losses. Interest and other (income) expense, net, decreased by $0.3 million, or 126.1%, to less than $(0.1) million income for the three months ended March 31, 2003 from $0.2 million expense for the three months ended March 31, 2002. An increase in interest expense, primarily due to the increased balance of our line of credit resulting from decreased operating income, was offset by gains resulting from the effect of foreign currency exchange rate changes on our international sales.

INCOME TAX (BENEFIT) EXPENSE. Income tax (benefit) expense decreased by $2.3 million, or 181.2%, to a $(1.0) million benefit for the three months ended March 31, 2003, from a $1.3 million expense for the three months ended March 31, 2002. The effective income tax rates were 48.4% for the three months ended March 31, 2003, and 37.2% for the three months ended March 31, 2002. The tax benefit recorded during the three months ended March 31, 2003 was primarily due to a $0.9 million tax benefit related to the substantial closure of our Japanese subsidiary, partially offset by a net loss from SimpleDevices for which no tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. On June 28, 2001, we entered into a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. We had working capital of $61.1 million at March 31, 2003, compared to $52.4 million at December 31, 2002. At March 31, 2003, we maintained $ 0.3 million of cash and cash equivalent balances.

                                                                              12
================================================================================

As at March 31, 2003, we had a balance of $19.0 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line-of-credit and a revolving line of credit. The swing line of credit has a blended variable interest rate per annum of Prime plus 75 basis points. The revolving line of credit has a blended variable interest rate of LIBOR plus 225 basis points. As of March 31, 2003, the bank credit facility had a weighted average interest rate of 2.91% per annum. The bank credit facility is scheduled to mature on June 28, 2004. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA and debt service coverage and also limit the amount of total debt incurred and annual capital expenditures. Because of the restructuring expenses referred to above and excess capital investment relating to SimpleDevices, we were out of compliance at March 31, 2003, with one of the financial covenants in our bank line of credit, relating to the minimum required consolidated fixed charge coverage ratio. The actual ratio was 1.4 and the required ratio was 2.0. Our banks have agreed to waive this non-compliance for March 31, 2003, and have agreed to modify the financial covenants in our loan agreement so that, based on our expectations for revenues and expenses in the remainder of 2003, we anticipate we will be in compliance with our bank covenants during the remainder of 2003 and thereafter. In connection with these modifications, we have agreed to report to the banks monthly about our compliance with the covenants (previously we reported quarterly), have added an additional covenant requiring that our Consolidated EBITDA achieve specified levels, and have agreed to increases in the interest rate on our loans so that the swing line of credit will have a blended variable interest rate per annum of Prime plus 100 basis points (increasing from 75 basis points) and the revolving line of credit will have a blended variable interest rate of LIBOR plus 300 basis points (increasing from 225 basis points). We do not believe that these terms will materially change Rockford's results of operations.

We also have a $5.0 million capital lease credit facility under which we can fund leases until June 28, 2003, at which time the availability to enter into additional leases expires. We use the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at March 31, 2003, the capital lease credit facility had an outstanding balance of $2.1 million with a weighted-average interest rate of 5.70% per annum.

Net cash (used in) provided by operating activities was $(8.9) million for the three months ended March 31, 2003, and $0.5 million for the three months ended March 31, 2002. Cash (used in) provided by operating activities is less than net
(loss) income due to the effect of increasing accounts receivables, inventories and prepaid expenses, which was only partially offset by an increase in accounts payable and other accrued expenses.

Net cash used in investing activities was $(2.0) million for the three months ended March 31, 2003, and $(1.8) million for the three months ended March 31, 2002. Net cash used in investing activities was primarily related to purchases of property and equipment.

Net cash provided by (used in) financing activities was $10.5 million for the three months ended March 31, 2003, and less than $(0.1) million for the three months ended March 31, 2002. Net cash provided by financing activities during the three months ended March 31, 2003, was primarily a result of increased borrowings on our bank credit facility, which was partially offset by payments on capital leases.

We believe our existing resources and anticipated cash flows from operations, coupled with availability on our credit facility, will be sufficient to meet our cash needs for the next twelve months. However, should we pursue an acquisition larger than our existing resources can support, we may need to seek additional debt or equity resources. Based on the modifications to our credit facility agreed with our banks and described above, we do not expect the changes to our credit facilities to have a material effect on our ability to meet our cash needs.

                                                                              13
================================================================================

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated condensed financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

REVENUE RECOGNITION. We recognize revenue pursuant to Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Accordingly, we recognize revenue and record sales, net of related discounts, when all of the following criteria are met:

     o    Persuasive evidence of an arrangement exists;
     o    Ownership has transferred to the customer;
     o    The price to the customer is fixed or determinable; and
     o    Collectibility is reasonably assured.

We sell almost all of our products F.O.B. our facility, so that upon shipment of products, the above criteria are met and revenue is recognized. Additionally, we recognize revenue from the sale of software in accordance with SOP 97-2, SOFTWARE REVENUE RECOGNITION. Revenue is recorded from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, the fees are fixed and determinable, collectibility is reasonably assured and vendor-specific objective evidence of fair value exists for any undeliverable products or services ("elements") of the arrangement.

We also record reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than we estimate, we may need to make additional reductions to revenue.

INTANGIBLE ASSETS. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. When we account for acquired businesses as purchases, we allocate purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill

Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at March 31, 2003, we had gross goodwill of $7,401,000 and accumulated amortization of $374,000. For the three months ended March 31, 2003 and 2002, we did not recognize amortization expense related to goodwill. We completed two acquisitions in the third quarter of 2001 and two acquisitions in the fourth quarter of 2002 and have not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.

                                                                              14
================================================================================

In assessing the recoverability of our goodwill and other intangibles, we must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Some factors we consider important which could trigger an impairment review include the following:

     o    Significant   underperformance  relative  to  expected  historical  or
          projected future operating results;
     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     o    Our market capitalization relative to net book value; and
     o    Significant negative industry or economic trends.

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and determined that our goodwill is not impaired and it is not necessary to undertake the second step in the two-step process. During the three months ended March 31, 2003 and 2002, we did not record any impairment losses related to goodwill and other intangible assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We do not use derivative financial instruments. Our holdings of cash equivalents are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and the relatively small cash balances we carry.

The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders' equity as expressed in U.S. dollars. Historically, our exposure to currency exchange rate fluctuations was modest due to the fact that we sold our products primarily in U.S. dollars and held only a small

                                                                              15
================================================================================
percentage of our assets outside the U.S. However, we conduct a growing portion of our business in foreign currency and are increasing our billings in local currencies in Canada and Europe.

At March 31, 2003, we had not engaged in any foreign currency hedging activities, but instead have attempted to minimize currency exposure risk through "natural hedges," which balance foreign denominated assets with foreign denominated liabilities. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. During the first quarter of 2003 our Board of Directors approved and we began to implement a new foreign currency hedging policy, although no hedging activity occurred in the first quarter of 2003. The goal of the program is to provide stability to the U.S. dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures during the last 90 days in order to comply with the SEC's requirements for certification of this Form 10-Q.

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

The disclosure policy committee, other senior managers, and our finance staff are responsible for preparation of our periodic reports. Our finance staff and senior managers:

     o    monitor our operations and financial performance on a regular basis,
     o    evaluate how our performance may affect our reports to the SEC, and
     o    schedule preparation of our periodic reports.

We use our Oracle information system to develop the financial information used in our reports beginning shortly after the end of each reporting period. Members of our finance staff and our senior managers compile this information, as well as reports about our business from our officers, directors, and employees, and use the compiled information to prepare our reports to the SEC. Our procedures have allowed us to file our reports within the times that the SEC's rules require.

We are currently evaluating what changes will be needed to meet the accelerated time frames the SEC recently adopted. We do not anticipate material changes other than slightly accelerated internal deadlines for compilation of information and preparation of initial drafts. We are also currently in the process of establishing an enhanced internal control process, including an additional internal auditor, to further enhance our internal controls.

Based on their review of our disclosure controls and policies, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective and that they allow us to comply with our periodic reporting obligations. We believe the reports we have filed are in compliance with the SEC's requirements.

                                                                              16
================================================================================

We have not made significant changes to our internal controls, and are not aware of changes in other factors that could significantly affect these controls, since our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of our Annual Report for the year 2002, filed with the SEC on March 7, 2003, there have been no additional material developments in connection with the patent claim described in the Legal Proceedings section of our Annual Report.

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at March 31, 2003, we were not a party to any legal proceedings that we believe are material, other than the effect of the expenses associated with the Fiori patent matter described in our Annual Report for the year 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Because of the restructuring expenses and excess capital investment relating to SimpleDevices, we were out of compliance at March 31, 2003, with one of the financial covenants in our bank line of credit, relating to the minimum required consolidated fixed charge coverage ratio. The actual ratio was 1.4 and the required ratio was 2.0. We have discussed this non-compliance with our banks and our banks have waived this non-compliance on terms described above. For a description of the terms for the waiver, please see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. We are in compliance with all payment obligations under our bank line of credit and other credit facilities.

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

                                                                              17
================================================================================

           4.2 Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.
          99.9 Risk Factors That May Affect Rockford's Operating Results, Business Prospects and Stock Price+++

+ Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments
++ Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
+++ Previously filed on March 7, 2003, with our Annual Report on Form 10-K for the year ended December 31, 2002.

(b) During the period from January 1, 2003, through March 31, 2003, Rockford filed the following reports on Form 8-K:

     February 20, 2003

     Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford's results of operations for the 4th Quarter of 2003 and for the year 2003. This report furnished a copy of the press release under
     Item 9 of Form 8-K.

     March 7, 2003

     Report disclosing on Item 9 that our CEO and CFO had certified Rockford's annual report as required by Section 906 of the Sarbanes-Oxley Act of 2002. This report furnished a copy of the certification under Item 9 of Form 8-K.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKFORD CORPORATION

Date: May 14, 2003                     By: /s/ James M. Thomson
                                           -------------------------------------
                                           James M. Thomson
                                           Vice President of Finance,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer
                                           and Duly Authorized Officer)

                                                                              18
================================================================================

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                                              19
================================================================================

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
                                        /s/ W. Gary Suttle
                                        ----------------------------------------
                                        W. Gary Suttle
                                        President and CEO
                                        Principal Executive Officer

                                                                              20
================================================================================

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                                                              21
================================================================================

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
                                        /s/ James M. Thomson
                                        ----------------------------------------
                                        James M. Thomson
                                        Chief Financial Officer
                                        Principal Financial Officer

                                                                              22
================================================================================