Form 10-Q
period 2003-06-30
ROCKFORD CORP
filed 2003-08-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     As of June 30, 2003, there were 8,883,067 shares of Common Stock, $.01 par value per share, outstanding. This is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

ROCKFORD CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$755	$304
Accounts receivable, less allowances of $3,674 and $2,996 at June 30, 2003 and December 31, 2002, respectively	50,016	32,890
Inventories, net	38,796	32,445
Deferred income taxes	5,161	5,160
Income taxes receivable	347	1,844
Prepaid expenses and other	4,776	4,395

Total current assets	99,851	77,038
Property and equipment, net	16,701	15,262
Deferred income taxes	292	292
Goodwill, net	7,067	6,890
Other assets	1,630	1,708

Total assets	$125,541	$101,190

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,463	$10,753
Accrued salaries and incentives	2,113	1,978
Accrued warranty	4,952	4,595
Other accrued expenses	8,576	6,105
Current portion of notes payable, long-term debt and capital lease obligations	21,843	1,253

Total current liabilities	55,947	24,684
Notes payable and long-term debt, less current portion	100	8,611
Capital lease obligations, less current portion	923	1,416
Minority Interest	679	933
Shareholders’ equity:
Common stock, $.01 par value – Authorized shares - 40,000,000
Issued shares - 8,883,067 shares at June 30, 2003, and 8,747,197 at December 31, 2002	89	87
Additional paid-in capital	35,619	35,131
Retained earnings	30,085	29,198
Accumulated other comprehensive income	2,099	1,130

Total shareholders’ equity	67,892	65,546

Total liabilities and shareholders’ equity	$125,541	$101,190

Note: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Revenues	$56,568	$51,228	$96,191	$94,961
Cost of goods sold	36,241	31,199	63,025	58,410

Gross profit	20,327	20,029	33,166	36,551
Operating expenses:
Sales and marketing	9,680	7,594	17,078	14,838
General and administrative	5,768	5,925	11,186	10,576
Research and development	2,113	1,148	4,347	2,124

Total operating expenses	17,561	14,667	32,611	27,538

Operating income	2,766	5,362	555	9,013
Interest and other income, net	285	337	333	152

Income before income tax	3,051	5,699	888	9,165
Income tax expense	1,302	2,112	255	3,400

Income before minority interest	1,749	3,587	633	5,765
Minority Interest	85	—	254	—

Net income	$1,834	$3,587	$887	$5,765

Net income per common share:
Basic	$0.21	$0.42	$0.10	$0.69

Diluted	$0.20	$0.38	$0.10	$0.62

Weighted average shares:
Basic	8,829	8,508	8,799	8,392

Diluted	9,188	9,384	9,155	9,303

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2003	2002

	(In thousands)
Operating activities
Net income	$887	$5,765
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,250	2,404
Loss (gain) on sale of fixed assets	5	(10)
Provision for doubtful accounts	404	498
Provision for inventory allowances	476	704
Minority Interest	(254)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,636)	(14,982)
Inventories	(6,826)	(1,143)
Prepaid expenses and other assets	(172)	1,430
Accounts payable	7,694	1,762
Accrued salaries and incentives	135	1,432
Accrued warranty	357	(141)
Income taxes payable	1,150	685
Other accrued expenses	2,422	2,588

Net cash (used in) provided by operating activities	(9,108)	992
Investing activities
Purchases of property and equipment	(3,761)	(2,977)
Proceeds from disposal of property and equipment	18	10
Acquisitions of business, net of cash acquired	357	55
Increase in other assets	(98)	(625)

Net cash used in investing activities	(3,484)	(3,537)
Financing activities
Net proceeds from notes payable, long-term debt	12,099	1,210
Payments on notes payable and long-term debt	—	(1,970)
Payments on capital lease obligations	(514)	(384)
Proceeds from the exercise of stock options and warrants	488	896

Net cash provided by (used in) financing activities	12,073	(248)
Effect of exchange rate changes on cash	970	1,088

Net increase (decrease) in cash and cash equivalents	451	(1,705)
Cash and cash equivalents at beginning of period	304	2,411

Cash and cash equivalents at end of period	$755	$706

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2003

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

Operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results you may expect for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2003.

Derivative Financial Instruments

Effective January 1, 2001, Rockford adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS 137 and SFAS 138, which revises the accounting and disclosure requirements related to derivative financial instruments. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities at fair value. During the three months ended June 30, 2003 Rockford entered into several foreign forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net income. At June 30, 2003 Rockford had settled all foreign currency forward contracts.

Stock-based Compensation

Rockford accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

The following table represents the effect on net income and earnings per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to Rockford’s stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income as reported	$1,834	$3,587	$887	$5,765
Proforma SFAS No. 123 expense	(113)	(81)	(188)	(163)

Proforma net income	$1,721	$3,506	$699	$5,602

Proforma net income per common share
Basic	$0.19	$0.41	$0.08	$0.67

Diluted	$0.19	$0.37	$0.08	$0.60

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

2. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2003	2002

	(In thousands)
Raw materials	$11,383	$9,053
Work in progress	2,215	2,330
Finished goods	28,978	24,386

	42,576	35,769
Less allowances	(3,780)	(3,324)

	$38,796	$32,445

3. Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net income per share	$1,834	$3,587	$887	$5,765

Denominator:
Denominator for basic net income per share, weighted average shares	8,829	8,508	8,799	8,392
Effect of dilutive securities:
Employee stock options	354	869	352	904
Warrants	5	7	4	7

Dilutive potential common shares	359	876	356	911

Denominator for diluted net income per share, adjusted weighted average shares	9,188	9,384	9,155	9,303

Basic net income per share	$0.21	$0.42	$0.10	$0.69

Diluted net income per share	$0.20	$0.38	$0.10	$0.62

At June 30, 2003, options to purchase approximately 541,000 shares of Rockford stock were excluded from the calculation of the diluted net income per share because they were anti-dilutive.

4. Restructuring

During the three months ended June 30, 2003, Rockford continued the restructuring of its MB Quart operations in Germany. The restructuring reduced operating income by approximately $367,000 primarily due to accrued and incurred severance costs related to reductions in the number of employees in Germany.

During the six months ended June 30, 2003, Rockford has restructured its operations in Germany, Arizona and Michigan, which management expects will result in improved efficiencies, customer service and cost savings. The restructuring of MB Quart’s operations in Germany reduced the year to date operating income by approximately $792,000. The Arizona and Michigan restructuring resulted in severance and benefit costs of approximately $423,000, which increased the selling, general and administrative expenses for the six months ended June 30, 2003.

During the three months ended March 31, 2003, Rockford discontinued its Japanese subsidiary’s operations and began selling products to an independent distributor in Japan to enhance profitability. The write down of assets and additional closure costs associated with the shutdown of the Japanese distribution facility resulted in approximately $1,100,000 of expenses. These expenses were partially offset by a reduced tax liability of $900,000 related to a deduction for the write off of Rockford’s investment in the stock of the Japanese subsidiary and the write off of bad debt related to the Japanese subsidiary. The deduction partially offsets the expense resulting in a net loss of approximately $200,000 relating to the Japanese subsidiary during the first quarter of 2003.

The following table shows, for the periods indicated, restructuring charges by location of operations:

	Three months ended	Six months ended	Reserve Balance at
Description	June 30, 2003	June 30, 2003	June 30, 2003

Germany operations	$367,000	$792,000	$528,000
United States operations	—	423,000	$174,000
Japan operations	—	200,000	—

Total restructuring charges	$367,000	$1,415,000	$702,000

5. Leases

The $5.0 million capital lease credit facility under which Rockford previously funded leases expired on June 28, 2003. Rockford used the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at June 30, 2003, the capital lease credit facility had an outstanding balance of $1.9 million with a weighted-average interest rate of 5.67% per annum. Expiration of the existing leases is not accelerated and future minimum payments will continue through the remaining terms originally established in the agreements.

6. Subsequent Events

One of the covenants in Rockford’s credit facility requires maintenance of minimum levels of EBITDA computed on a rolling 3 month basis. Rockford was in compliance with this debt covenant (and all of its other debt covenants) as at June 30, 2003. At July 31, 2003, however, monthly results indicate a potential violation of this debt covenant. Rockford has notified its banks of the potential covenant violation and based on initial discussions with its banks the current credit facility may be modified to eliminate the covenant violation. Notwithstanding Rockford’s belief that it will be able to modify the credit facility to eliminate this potential covenant violation, Rockford has elected to treat the entire $20.6 million credit facility balance as a current liability as at June 30, 2003. Because of the scheduled expiration of the facility at July 5, 2004, this treatment would have become effective as at July 5, 2003 in any event. Rockford does not have any credit facilities or other contracts that will be affected by this treatment.

7. Recent Accounting Pronouncements

The following paragraphs discuss three recent accounting pronouncements that may affect reporting on our financial statements; however, we do not expect the adoption of any of these accounting pronouncements will have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Rockford does not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN

46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. Rockford does not currently have any variable interest entities as defined in FIN 46. Accordingly, we do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. Rockford does not currently have any guarantees of entities not included in our consolidated financial statements and has not historically provided such guarantees. Accordingly, we do not believe that the adoption of FIN 45 will have a material impact on our consolidated financial position or results of operations.

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

When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2002, filed with the SEC on March 7, 2003, and in Exhibit 99.9 to our Annual Report, “Risk Factors That May Affect Rockford’s Operating

Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Exhibit 99.9 to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

Overview

Rockford designs, manufacturers and distributes high-performance audio systems for the mobile, professional and home theater audio markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, Q-Logic and MB Quart brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers and accessories. During the three months ended June 30, 2003, Rockford began selling mobile audio products using the 2 Fast 2 Furious brand name under a cross-marketing promotional campaign licensed by Universal Studios. Based on dollar sales in 2002 of all our brands, we rank first in U.S. market share for mobile audio amplifiers and second for mobile audio speakers.

We sell home theater products under the MB Quart, Fosgate Audionics and NHT brands. We also sell professional audio products under the MB Quart, NHT, and Hafler brands. Additionally we have invested in SimpleDevices Inc., which licenses its standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC, automotive and network equipment OEMs. We began shipping licensed SimpleDevices products for home applications under the OmniFi brand and plan to begin shipping products suitable for mobile applications during the 3rd Quarter of 2003.

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

We generated over 95% of our sales in the quarter ended June 30, 2003, and over 97% of our sales in the quarter ended June 30, 2002, from our mobile audio products.

In the U.S., we sell almost all of our mobile audio products using commissioned independent sales representative firms who are supported by our employee regional managers. Internationally, we sell products in 65 countries. In Germany we sell through wholly owned subsidiaries using commissioned independent sales representatives. In Canada, Austria, Switzerland and Italy we sell through commissioned independent sales representatives. In other countries, we sell our products to independent distributors who resell them to retailers. During 2003, we closed our Japanese subsidiary and started selling our products to an independent distributor who sells them to Japanese retailers.

Sales of our mobile audio products to Best Buy accounted for 23.6% of our sales for the six months ended June 30, 2003, and 15.1% of our sales for the six months ended June 30, 2002. No other customer accounted for more than 10% of our sales during these periods. Sales of our 2 Fast 2 Furious products under the Lightning Audio Bolt brand to Wal-Mart were less than 10% of our sales for the three-months and six-months ended June 30, 2003; however, they were a significant percentage for the quarter. Our business plans contemplate that Best Buy and Wal-Mart will continue to account for a significant portion of our sales for the foreseeable future.

We anticipate that Best Buy and Wal-Mart will help us to smooth out our normal sales seasonality. For our specialty and audio-video dealers, our peak-selling season is in the spring and summer and our slowest season is typically in the fourth quarter. We believe we experience this seasonality because our core consumers tend to buy mobile audio products during the spring and summer when many of them are on semester breaks and when generally more favorable weather facilitates installation of our products. Best Buy sales, while strong in May and June, are not as concentrated among our core consumers and are also strong in the fourth quarter. We expect our sales to Wal-Mart will reach a new consumer base and have a seasonal pattern comparable to our sales to Best Buy, which will also help to smooth our seasonal sales pattern.

Best Buy and Wal-Mart are not obligated to any long-term purchases of our products and have considerable discretion to reduce, change or terminate purchases of our products. The loss of these two customers or significant reductions in their purchases of our products would materially reduce our sales.

We believe our acquisition of NHT will also moderate the seasonality of our sales in future years, since home audio and home theater sales tend to be more concentrated in the third and fourth quarters of the year.

During the three months ended June 30, 2003, we continued the restructuring of our MB Quart operations in Germany. The restructuring reduced operating income by approximately $792,000 for the six months ended June 30, 2003 primarily due to accrued and incurred severance costs related to reductions in the number of employees in Germany. We expect these restructuring efforts will result in improved efficiencies and customer service as well as cost savings.

Results of Operations

     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.1	60.9	65.5	61.5

Gross profit	35.9	39.1	34.5	38.5
Operating expenses:
Sales and marketing	17.1	14.8	17.8	15.6
General and administrative	10.2	11.6	11.6	11.2
Research and development	3.7	2.2	4.5	2.2

Sales, general and administrative expenses	31.0	28.6	33.9	29.0

Operating income	4.9	10.5	0.6	9.5
Interest and other income, net	0.5	0.6	0.3	0.2

Income before tax	5.4	11.1	0.9	9.7
Income tax expense	2.3	4.1	0.3	3.6
Minority interest	0.1	—	0.3	—

Net income	3.2%	7.0%	0.9%	6.1%

Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of our products as well as warranty, in-bound freight, warehousing and customer service expenses.

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

Geographic Distribution of Sales

     Our sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
REGION:
United States	$44,810	$42,119	$78,739	$78,355
Other Americas	3,622	1,868	4,989	4,863
Europe	6,570	5,383	10,101	8,732
Asia	1,566	1,858	2,362	3,011

Total sales (1)	$56,568	$51,228	$96,191	$94,961

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

          In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales increased by $1.2 million, or 1.3%, to $96.2 million for the six months ended June 30, 2003, from $95.0 million for the six months ended June 30, 2002. The increase in sales was primarily the result of growth in big-box retailers related to the 2 Fast 2 Furious products and shipments of NHT products. This growth more than offset sales declines in the domestic specialty dealer channel as a result of continued difficulties and slowness in the mobile audio market and also offset the failure to secure expected sales because of the delayed release of our OmniFi brand products.

U.S. sales increased by $0.3 million, or less than 0.1%, to $78.7 million for the six months ended June 30, 2003, from $78.4 million for the six months ended June 30, 2002. International sales increased by $0.9 million, or 5.1%, to $17.5 million for the six months ended June 30, 2003, from $16.6 million for the six months ended June 30, 2002.

Cost of Goods Sold. Cost of goods sold increased by $4.6 million, or 7.9%, to $63.0 million for the six months ended June 30, 2003, from $58.4 million for the six months ended June 30, 2002. As a percent of sales, cost of goods sold increased to 65.5% for the six months ended June 30, 2003, from 61.5% for the six months ended June 30, 2002. The primary reasons for this increase were a heavier mix of lower-margined product, higher levels of markdown required to clear end-of-life inventory in a difficult market, an increase in in-bound freight costs associated with our accelerated delivery of products to Wal-Mart and restructuring costs related to our German operations.

Sales and Marketing Expenses. Sales and marketing expenses increased by $2.2 million, or 15.1%, to $17.1 million for the six months ended June 30, 2003, from $14.8 million for the six months ended June 30, 2002. As a percent of sales, sales and marketing expenses increased to 17.8% for the six months ended June 30, 2003, from 15.6% for the six months ended June 30, 2002. The increase as a percent of sales was primarily due to costs associated with Universal Studios licensing fees for our 2 Fast 2 Furious products, additional cost related to the acquisitions of NHT and SimpleDevices, restructuring costs and increased out-bound freight and Canadian duty costs.

General and Administrative Expenses. General and administrative expenses increased by $0.6 million, or 5.8%, to $11.2 million for the six months ended June 30, 2003, from $10.6 million for the six months ended June 30, 2002. As a percent of sales, general and administrative expenses increased to 11.6% for the six months ended June 30, 2003, from 11.1% for the six months ended June 30, 2002. The increase as a percent of sales was driven primarily by $0.9 million of abandoned acquisition costs, costs associated with the closing of Rockford’s Japanese subsidiary, restructuring costs and additional costs related to the acquisitions of NHT and SimpleDevices.

Research and Development Expenses. Research and development expenses increased by $2.2 million, or 104.7%, to $4.3 million for the six months ended June 30, 2003, from $2.1 million for the six months ended June 30, 2002. As a percent of sales, these expenses increased to 4.5% for the six months ended June 30, 2003, from 2.2% for the six months ended June 30, 2002. The increase is primarily due to increased personnel and product development costs relating to development of new products for our core brands in anticipation of next year’s new product releases. In addition, some of the increase was attributable to development costs related to the acquisitions of NHT and SimpleDevices and an increase in legal costs associated with the defense of the Fiori patent matter.

Operating Income. Operating income decreased by $8.5 million, or 93.8%, to $0.6 million for the six months ended June 30, 2003, from $9.0 million for the six months ended June 30, 2002. As a percent of sales, operating income decreased to 0.6% for the six months ended June 30, 2003, from 9.5% for the three months ended June 30, 2002. This decrease is primarily attributable a decline in specialty dealer sales, restructuring costs, abandoned acquisition costs, legal costs and additional costs related to the acquisitions of NHT and SimpleDevices.

Interest and Other Income, Net. Interest and other income, net, primarily consists of interest expense and currency gains and losses. Interest and other income, net, decreased by $0.1 million to result in income of $0.3 million for the six months ended June 30, 2003, compared to income of $0.2 million for the six months ended June 30, 2002. The decrease was primarily due to foreign currency gains, which were partially offset by increased interest expense due to the increased balance of our line of credit.

Income Tax Expense. Income tax expense decreased by $3.1 million, or 92.5%, to $0.3 million for the six months ended June 30, 2003, from $3.4 million for the six months ended June 30, 2002. The effective income tax rates were 22.3% for the six months ended June 30, 2003, and 37.1% for the six months ended June 30, 2002. The decrease in effective income tax rates was primarily due to the tax benefits related to the substantial closure of our Japanese subsidiary, partially offset by a net loss from SimpleDevices for which no tax benefit was recorded.

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

          In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales increased by $5.3 million, or 10.4%, to $56.6 million for the three months ended June 30, 2003, from $51.2 million for the three months ended June 30, 2002. The increase in sales was primarily the result of growth in big-box retailers related to the 2 Fast 2 Furious products, shipments of NHT products and international growth. The increase more than offset sales declines in our domestic specialty dealer channel as a result of continued slowness in the mobile audio market and also offset the failure to secure expected sales because of the delayed release of our OmniFi brand products.

U.S. sales increased by $2.7 million, or 6.4%, to $44.8 million for the three months ended June 30, 2003, from $42.1 million for the three months ended June 30, 2002. International sales increased by $2.6 million, or 29.1%, to $11.8 million for the three months ended June 30, 2003, from $9.1 million for the three months ended June 30, 2002.

Cost of Goods Sold. Cost of goods sold increased by $5.0 million, or 16.2%, to $36.2 million for the three months ended June 30, 2003, from $31.2 million for the three months ended June 30, 2002. As a percent of sales, cost of goods sold increased to 64.1% for the three months ended June 30, 2003, from 60.9% for the three months ended June 30, 2002. The primary reasons for this increase were a heavier mix of lower-margined product and an increase in in-bound freight costs associated with our accelerated delivery of products to Wal-Mart.

Sales and Marketing Expenses. Sales and marketing expenses increased by $2.1 million, or 27.5%, to $9.7 million for the three months ended June 30, 2003, from $7.6 million for the three months ended June 30, 2002. As a percent of sales, sales and marketing expenses increased to 17.1% for the three months ended June 30, 2003, from 14.8% for the three months ended June 30, 2002. The increase as a percent of sales was primarily due to costs associated with Universal Studios licensing fees for the 2 Fast 2 Furious products and additional cost related to the acquisitions of NHT and SimpleDevices.

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million, or 2.7%, to $5.8 million for the three months ended June 30, 2003, from $5.9 million for the three months ended June 30, 2002. As a percent of sales, general and administrative expenses decreased to 10.2% for the three months ended June 30, 2003, from 11.6% for the three months ended June 30, 2002. The decrease was primarily attributable to reduced performance-based compensation expense offset by $0.9 million of abandoned acquisition costs, restructuring costs associated with our German operations and additional costs related to the acquisitions of NHT and SimpleDevices.

Research and Development Expenses. Research and development expenses increased by $1.0 million, or 84.1%, to $2.1 million for the three months ended June 30, 2003, from $1.1 million for the three months ended June 30, 2002. As a percent of sales, these expenses increased to 3.7% for the three months ended June 30, 2003, from 2.2% for the three months ended June 30, 2002. The increase is primarily due to increased personnel and product development costs relating to development of new products for our core brands in anticipation of next year’s new product releases. In addition, some of the increase was attributable to development costs related to the acquisitions of NHT and SimpleDevices and an increase in legal costs associated with the defense of the Fiori patent matter.

Operating Income. Operating income decreased by $2.6 million, or 48.4%, to $2.8 million for the three months ended June 30, 2003, from $5.4 million for the three months ended June 30, 2002. As a percent of sales, operating income decreased to 4.9% for the three months ended June 30, 2003, from 10.5% for the three months ended June 30, 2002. This decrease is primarily attributable to a decline in specialty dealer sales, restructuring costs, abandoned acquisition costs, legal costs and additional costs related to the acquisitions of NHT and SimpleDevices.

Interest and Other Income, Net. Interest and other income, net, primarily consists of interest expense and currency gains and losses. Interest and other income, net, remained flat at $0.3 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. An increase in foreign currency gains was offset by increased interest expense due to the increased balance of our line of credit.

Income Tax Expense. Income tax expense decreased by $0.8 million, or 38.4%, to $1.3 million for the three months ended June 30, 2003, from $2.1 million for the three months ended June 30, 2002. The effective income tax rates were 41.5% for the three months ended June 30, 2003, and 37.1% for the three months ended June 30, 2002. The higher effective income tax rate for the second quarter of 2003 was due to a net loss from SimpleDevices for which no tax benefit was recorded.

Liquidity and Capital Resources

We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. On June 28, 2001, we entered into a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. We had working capital of $43.9 million at June 30, 2003, compared to $52.4 million at December 31, 2002. The treatment of our credit facility as a current liability reduced our working capital by the entire $20.6 million balance of that facility. At June 30, 2003, we maintained $ 0.8 million of cash and cash equivalent balances.

As at June 30, 2003, we had a balance of $20.6 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line of credit and a revolving line of credit. The swing line of credit has a blended variable interest rate per annum of Prime plus 100 basis points. The revolving line of credit has a blended variable interest rate of LIBOR plus 300 basis points. As of June 30, 2003, the bank credit facility had a weighted average interest rate of 4.18% per annum. The bank credit facility is scheduled to mature on July 5, 2004. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA, total leverage ratio, net worth and debt service coverage and also limit the amount of total debt incurred and annual capital expenditures. We were in compliance with all debt covenants as at June 30, 2003.

One of the covenants in our credit facility requires that we maintain minimum levels of EBITDA computed on a rolling 3 month basis. We must comply with this covenant each month, which makes our compliance difficult to plan for and subject to unusual events in a single month. Although we were in compliance with this debt covenant (and all of our other debt covenants) as at June 30, 2003, our July 31, 2003 monthly results may have caused us to violate this debt covenant primarily because of a sales shortfall compared to plan. We are putting in place a plan to address this shortfall, but the monthly nature of the covenant did not allow us to correct the violation before the end of July. In the absence of changes to this covenant, we anticipate that we would continue to violate its requirements through September because of the presence of the July numbers in the computation of 3 month rolling EBITDA through that date. We believe the sales shortfall will not materially affect our ability to achieve previously issued guidance for the second half of the year.

We have notified our banks of our potential July covenant violation and based on our initial discussions we believe we should be able to modify our current credit facility to eliminate this potential covenant violation. We do not anticipate that this potential violation will cause our banks to take action that would substantially restrict the availability under our credit line or otherwise accelerate the maturity date of our credit facility. We intend to pursue discussions with both of our banks with a goal of putting a revised credit facility in place before the end of September. These discussions are at a very early stage and we cannot be certain whether we will be able to achieve this goal.

Because our credit facility is scheduled to expire on July 5, 2004, its entire balance of $20.6 million would otherwise become a current liability at July 5, 2003. Notwithstanding our belief that we will be able to modify our credit facility to eliminate the potential covenant violation, we have elected because of the violation to treat the entire balance of our credit facility as a current liability as at June 30, 2003. We do not have any credit facilities or other contracts that will be affected by this treatment.

The $5.0 million capital lease credit facility under which we previously funded leases expired on June 28, 2003. We used the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at June 30, 2003, the capital lease credit facility had an outstanding balance of $1.9 million with a weighted-average interest rate of 5.67% per annum. Expiration of the existing leases is not accelerated and future minimum payments will continue through the remaining terms originally established in the agreements.

We believe additional sources of capital lease credit availability can be obtained to replace the expired facility.

Net cash (used in) provided by operating activities was $(9.1) million for the six months ended June 30, 2003, and $1.0 million for the six months ended June 30, 2002. Cash (used in) provided by operating activities is less than net income due to the effect of increasing accounts receivables, inventories and prepaid expenses, which was partially offset by an increase in accounts payable, income taxes payable and other accrued expenses.

Net cash used in investing activities was $(3.5) million for the six months ended June 30, 2003, and $(3.5) million for the six months ended June 30, 2002. Net cash used in investing activities was primarily related to purchases of property and equipment.

Net cash provided by (used in) financing activities was $12.1 million for the six months ended June 30, 2003, and $(0.2) million for the six months ended June 30, 2002. Net cash provided by financing activities during the six months ended June 30, 2003, was primarily a result of increased borrowings on our bank credit facility, which was partially offset by payments on capital leases.

We believe our existing resources and anticipated cash flows from operations, coupled with availability on our credit facility, will be sufficient to meet our cash needs for the next twelve months. However, our increased borrowings on our line of credit have reduced the amount available to us to accommodate growth of new brands or to pursue acquisitions. In anticipation of growth related to the launch of our new OmniFi brand we have begun negotiations with our financial institutions to expand our current credit facility. Based on our initial discussions with our banks, we believe that we should be able to modify our current credit facility. We intend to pursue discussions with both of our banks with a goal of putting a revised facility in place before the end of September. These discussions are at a very early stage and we cannot be certain whether we will be able to achieve this goal. Should we pursue an acquisition larger than our existing resources can support, we may need to seek additional debt or equity resources.

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

Revenue Recognition. We recognize revenue pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, we recognize revenue and record sales, net of related discounts, when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured.

We sell almost all of our products F.O.B. our facility, so that upon shipment of products, the above criteria are met and revenue is recognized. Additionally, we recognize revenue from the sale of software in accordance with SOP 97-2, Software Revenue Recognition. Revenue is recorded from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, the fees are fixed and determinable, collectibility is reasonably assured and vendor-specific objective evidence of fair value exists for any undeliverable products or services (“elements”) of the arrangement.

We also record reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than we estimate, we may need to make additional reductions to revenue.

Intangible Assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When we account for acquired businesses as purchases, we allocate purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill

Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at June 30, 2003, we had gross goodwill of $7,441,000 and accumulated amortization of $374,000. For the three and six months ended June 30, 2003 and 2002, we did not recognize amortization expense related to goodwill. We completed two acquisitions in the third quarter of 2001 and two acquisitions in the fourth quarter of 2002 and have not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.

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

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and determined that our goodwill is not impaired and it is not necessary to undertake the second step in the two-step process. During the three months and six months ended June 30, 2003 and 2002, we did not record any impairment losses related to goodwill and other intangible assets.

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

Warranty. We maintain a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet our standard warranty against defects in material and workmanship. Should actual product failure rates differ significantly from our estimates, revisions to our estimated accruals would be required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We did not have any derivative financial instruments as at June 30, 2003. Our holdings of cash equivalents are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and the relatively small cash balances we carry.

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

At June 30, 2003, we had not engaged in any significant foreign currency hedging activities, but instead have attempted to minimize currency exposure risk through “natural hedges,” which balance foreign denominated assets with foreign denominated liabilities. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. During the first quarter of 2003, our Board of Directors approved and we began to implement a new foreign currency hedging policy, although no hedging activity occurred in the first quarter of 2003. During the second quarter of 2003, we entered into several foreign currency forward contracts on a limited basis; however, at June 30, 2003 there were no outstanding hedges. We anticipate an increase in the volume of our foreign currency hedging as we fully implement our hedging program. The goal of our hedging program is to provide stability to the U.S. dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations.

Item 4. Controls and Procedures

Our principal executive officer and principal accounting officer are responsible for establishing and maintaining adequate internal control over our financial reporting. They have reviewed our disclosure controls and procedures as of June 30, 2003, the end of our 2nd Quarter, in order to comply with the SEC’s requirements for certification of this Form 10-Q.

Since we became public we have maintained a disclosure policy committee, which currently includes our CEO, CFO, Director of Finance, Treasurer, Director of Investor Relations, and General Counsel. Our officers, directors, and employees are responsible to inform the committee about material developments in our business so that the committee can decide when we need to make new filings with the SEC or make disclosures to the public markets about developments in our business. Our principal executive officer and principal accounting officer reviewed our processes to confirm that they give reasonable assurance that our controls will meet their objectives and concluded that they do so. They did not identify, and are not aware of, any material weaknesses in our internal controls.

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

We are currently evaluating what changes will be needed to meet the accelerated time frames the SEC recently adopted and to satisfy the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. We do not anticipate material changes in our internal procedures to address the accelerated reporting requirements, other than slightly accelerated internal deadlines for compilation of information and preparation of initial drafts. We are currently in the process of establishing an enhanced internal control process, including an additional internal auditor, to further enhance our internal controls. We did not make any change in our internal review of our financial reporting during the second quarter of 2003.

Based on their review of our disclosure controls and policies, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective and that they allow us to comply with our periodic reporting obligations. We believe the reports we have filed are in compliance with the SEC’s requirements.

We have not made significant changes to our internal controls, and are not aware of changes in other factors that could significantly affect these controls, during the second quarter of 2003 or since the end of that quarter.

Part II. Other Information

Item 1. Legal Proceedings.

               Since the date of our Annual Report for the year 2002, filed with the SEC on March 7, 2003, there have been no additional material developments in connection with the patent claim described in the Legal Proceedings section of our Annual Report.

               We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at June 30, 2003, we were not a party to any legal proceedings that we believe are material, other than the effect of the expenses associated with the Fiori patent matter described in our Annual Report for the year 2002.

Item 4. Submission of Matters to a Vote of Security Holders

               We held our annual meeting of shareholders on Wednesday, April 23, 2003. The election of all our directors was submitted to our shareholders at the meeting and the shareholders re-elected all six of our directors. The names of the directors elected, and the number of votes each received, is as follows:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes

W. Gary Suttle	8,279,883	0	25,600	0
Nicholas G. Bartol	8,278,883	0	25,600	0
Ralph B. Godfrey	8,278,883	0	25,600	0
Jerry E. Goldress	8,278,883	0	25,600	0
Timothy C. Bartol	8,278,883	0	25,600	0
John P. Lloyd	8,278,883	0	25,600	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification Required by Section 302 of the Sarbanes-Oxley Act

31.2	Certification Required by Section 302 of the Sarbanes Oxley Act

32	Certification Required by Section 906 of the Sarbanes-Oxley Act

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 7, 2003, with our Annual Report on Form 10-K for the year ended December 31, 2002.

(b)	During the period from April 1, 2003, through June 30, 2003, Rockford filed the following reports on Form 8-K:

April 25, 2003 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the 1st Quarter of 2003 and for the year 2003. This report furnished a copy of the press release under Item 9 of Form 8-K.

May 14, 2003 Report disclosing on Item 9 that our CEO and CFO had certified Rockford’s annual report as required by Section 906 of the Sarbanes-Oxley Act of 2002. This report furnished a copy of the certification under Item 9 of Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: August 14, 2003	By:	/s/ James M. Thomson

James M. Thomson
Vice President of Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer
and Duly Authorized Officer)