Form 10-Q
period 2003-09-30
ROCKFORD CORP
filed 2003-11-13
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     As of September 30, 2003, there were 8,960,304 shares of Common Stock, $.01 par value per share, outstanding. This is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

ROCKFORD CORPORATION AND SUBSIDIARIES

		Page

Part I:	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Operations– Three and Nine Months Ended September 30, 2003 and 2002	2
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements – September 30, 2003	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	19
Part II:	Other Information
Item 1.	Legal Proceedings	20
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$1,604	$304
Accounts receivable, less allowances of $3,356 and $2,996 at September 30, 2003 and December 31, 2002, respectively	40,337	32,890
Inventories, net	39,759	32,445
Deferred income taxes	5,162	5,160
Income taxes receivable	2,141	1,844
Prepaid expenses and other	4,526	4,395

Total current assets	93,529	77,038
Property and equipment, net	16,165	15,262
Deferred income taxes	292	292
Goodwill, net	7,070	6,890
Other assets	1,719	1,708

Total assets	$118,775	$101,190

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,268	$10,753
Accrued salaries and incentives	2,029	1,978
Accrued warranty	4,695	4,595
Other accrued expenses	7,391	6,105
Current portion of notes payable, long-term debt and capital lease obligations	23,398	1,253

Total current liabilities	51,781	24,684
Notes payable and long-term debt, less current portion	—	8,611
Capital lease obligations, less current portion	705	1,416
Minority Interest	467	933
Shareholders’ equity:
Common stock, $.01 par value – Authorized shares - 40,000,000
Issued shares - 8,960,304 shares at September 30, 2003, and 8,747,197 at December 31, 2002	90	87
Additional paid-in capital	35,879	35,131
Retained earnings	27,352	29,198
Accumulated other comprehensive income	2,501	1,130

Total shareholders’ equity	65,822	65,546

Total liabilities and shareholders’ equity	$118,775	$101,190

Note: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Revenues	$39,496	$40,583	$135,688	$135,545
Cost of goods sold	28,816	26,315	91,842	84,726

Gross profit	10,680	14,268	43,846	50,819
Operating expenses:
Sales and marketing	7,854	6,302	24,932	21,140
General and administrative	4,915	4,539	16,100	15,116
Research and development	2,004	1,805	6,351	3,928

Total operating expenses	14,773	12,646	47,383	40,184

Operating (loss) income	(4,093)	1,622	(3,537)	10,635
Interest and other expense, net	544	278	212	126

(Loss) income before income tax	(4,637)	1,344	(3,749)	10,509
Income tax (benefit) expense	(1,692)	519	(1,437)	3,919

(Loss) income before minority interest	(2,945)	825	(2,312)	6,590
Minority Interest	(212)	—	(466)	—

Net (loss) income	$(2,733)	$825	$(1,846)	$6,590

Net (loss) income per common share:
Basic	$(0.31)	$0.10	$(0.21)	$0.78

Diluted	$(0.31)	$0.09	$(0.21)	$0.71

Weighted average shares:
Basic	8,899	8,656	8,832	8,481

Diluted	8,899	9,406	8,832	9,338

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2003	2002

	(In thousands)
Operating activities
Net (loss) income	$(1,846)	$6,590
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,810	3,540
Loss (gain) on sale of fixed assets	5	(10)
Provision for doubtful accounts	608	711
Provision for inventory allowances	803	1,013
Minority Interest	(466)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,162)	(8,659)
Inventories	(8,116)	(3,746)
Prepaid expenses and other assets	(219)	1,152
Accounts payable	3,499	(1,167)
Accrued salaries and incentives	51	1,296
Accrued warranty	100	(342)
Income taxes payable	(297)	1,143
Other accrued expenses	1,233	1,570

Net cash (used in) provided by operating activities	(8,997)	3,091
Investing activities
Purchases of property and equipment	(4,788)	(4,646)
Proceeds from disposal of property and equipment	21	10
Acquisitions of business, net of cash acquired	309	57
Increase in other assets	(190)	(721)

Net cash used in investing activities	(4,648)	(5,300)
Financing activities
Net proceeds from notes payable, long-term debt	13,567	1,581
Payments on notes payable and long-term debt	—	(3,060)
Payments on capital lease obligations	(743)	(561)
Proceeds from the exercise of stock options and warrants	752	1,168

Net cash provided by (used in) financing activities	13,576	(872)
Effect of exchange rate changes on cash	1,369	921

Net increase (decrease) in cash and cash equivalents	1,300	(2,160)
Cash and cash equivalents at beginning of period	304	2,411

Cash and cash equivalents at end of period	$1,604	$251

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003

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

Operating results for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results you may expect for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2003.

Derivative Financial Instruments

Effective January 1, 2001, Rockford adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 137 and SFAS No. 138, which revises the accounting and disclosure requirements related to derivative financial instruments. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities at fair value. During the nine months ended September 30, 2003, Rockford entered into several foreign forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net income. At September 30, 2003, Rockford had outstanding forward contracts of $400,000 Canadian dollars. As at September 30, 2003, the Company’s fair value of the outstanding forward contracts was less than $4,000.

Stock-based Compensation

Rockford accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

The following table represents the effect on net (loss) income and (loss) income per common share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123 to Rockford’s stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net (loss) income as reported	$(2,733)	$825	$(1,846)	$6,590
Proforma SFAS No. 123 expense	(108)	(82)	(295)	(246)

Proforma net (loss) income	$(2,841)	$743	$(2,141)	$6,344

Proforma net (loss) income per common share
Basic	$(0.32)	$0.09	$(0.24)	$0.75

Diluted	$(0.32)	$0.08	$(0.24)	$0.68

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

2.     Inventories

Inventories consist of the following:

	September 30,	December 31,
	2003	2002

	(In thousands)
Raw materials	$9,996	$9,053
Work in progress	1,556	2,330
Finished goods	31,717	24,386

	43,269	35,769
Less allowances	(3,510)	(3,324)

	$39,759	$32,445

3.     (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net (loss) income per share	$(2,733)	$825	$(1,846)	$6,590

Denominator:
Denominator for basic net (loss) income per share, weighted average shares	8,899	8,656	8,832	8,481
Effect of dilutive securities:
Employee stock options	0	743	0	850
Warrants	0	7	0	7

Dilutive potential common shares	0	750	0	857

Denominator for diluted net (loss) income per share, adjusted weighted average shares	8,899	9,406	8,832	9,338

Basic net (loss) income per share	$(0.31)	$0.10	$(0.21)	$0.78

Diluted net (loss) income per share	$(0.31)	$0.09	$(0.21)	$0.71

For the three and nine months ended September 30, 2003, options to purchase approximately 359,000 shares of Rockford common stock were excluded from the calculation of the diluted net loss per share because they were anti-dilutive.

4.     Restructuring

During the three months ended September 30, 2003, Rockford continued the restructuring of its MB Quart operations in Germany. The restructuring increased operating loss by approximately $719,000 for the three months ended September 30, 2003, primarily due to accrued and incurred severance costs related to reductions in the number of employees in Germany.

During the nine months ended September 30, 2003, Rockford restructured its operations in Germany, Arizona and Michigan. Management expects the restructuring will result in improved efficiencies, better customer service and cost savings. The restructuring of MB Quart’s operations in Germany increased operating loss for the nine months ended September 30, 2003, by approximately $1,511,000. The Arizona and Michigan restructuring resulted in severance and benefit costs of approximately $423,000, which increased selling, general and administrative expenses for the nine months ended September 30, 2003.

In March 2003, Rockford discontinued its Japanese subsidiary’s operations and began selling products to an independent distributor in Japan to enhance profitability. The write down of assets and additional closure costs associated with the shutdown of the Japanese distribution facility resulted in approximately $1,100,000 of expenses during the nine months ended September 30, 2003. These expenses were partially offset by a reduced tax liability of $900,000 related to a deduction for the write off of Rockford’s investment in the stock of the Japanese subsidiary and the write off of bad debt related to the Japanese subsidiary. The deduction partially offsets the expense resulting in a net loss of approximately $200,000 relating to the Japanese subsidiary during the first quarter of 2003.

The following table shows, for the periods indicated, restructuring charges by location of operations:

		Expense	Cash expense
		for the	incurred for the
	Reserve Balance at	nine months ended	nine months ended	Reserve Balance at
Description	December 31, 2002	September 30, 2003	September 30, 2003	September 30, 2003

Germany operations	—	$1,511,000	$861,000	$650,000
United States operations	—	423,000	307,000	$116,000
Japan operations	—	200,000	200,000	—

Total restructuring charges	—	$2,134,000	$1,368,000	$766,000

5.     Leases

The $5.0 million capital lease credit facility under which Rockford previously funded leases expired on June 28, 2003. Rockford used the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at September 30, 2003, the capital lease credit facility had an outstanding balance of $1.7 million with a weighted-average interest rate of 5.0% per annum. Expiration of the existing leases is not accelerated and future minimum payments will continue through the remaining terms originally established in the agreements. Rockford management believes additional sources of capital lease credit availability can be obtained to replace the expired facility.

6.     Defaults of Amended Credit Facility

Because of restructuring expenses and excess capital investment relating to SimpleDevices, for the three months ended September 30, 2003, Rockford was out of compliance with its quarterly financial covenants in its bank line of credit, relating to the minimum required consolidated fixed charge coverage ratio and the consolidated total leverage ratio and rolling 3-month EBITDA. In October 2003, Rockford obtained a waiver through September 30, 2003 for this non-compliance from the bank. The entire $22.1 million credit facility balance has been classified as a current liability at September 30, 2003, as the credit facility expires in July 2004.

On October 24, 2003, Rockford received a commitment from Bank of America, N.A., to amend its existing revolving credit facility and increase its line of credit from $30.0 million to $45.0 million. The amended line will be collateralized by substantially all the assets of Rockford Corporation and its U.S. subsidiaries. Rockford expects to finalize the amendment in November 2003. This amendment is expected to remove a number of the current financial covenants to which Rockford is subject and to extend the maturity date. When the amendment closes, Rockford expects to be able to again classify all long-term portions of the credit facility as a long-term liability.

7.     Comprehensive Income

The components of comprehensive (loss) income for the three and nine months ending September 30, 2003 and 2002 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net (loss) income	$(2,733)	$825	$(1,846)	$6,590
Foreign currency translation	402	171	1,372	916

Comprehensive income	$(2,331)	$996	$(474)	$7,506

Accumulated comprehensive (loss) income consists exclusively of foreign currency translation adjustments.

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

Consumer spending in the mobile audio industry was down substantially during the first three quarters of 2003. Unfortunately, the signs of general economic recovery during the second and third quarters did not improve the current employment outlook in the United States. Because many of our core consumers are younger men, high gasoline prices and the difficult employment environment tend to have a disproportionate impact on the amount they are able to spend on large consumer purchases. As a result of the continuing economic uncertainties and difficult employment outlook, we are in a period in which our core consumers may even further reduce their spending (particularly on discretionary products such as ours), retailers in our industry may seek to reduce their inventories, and our competitors may reduce their prices or otherwise increase the level of competition. These or other events could reduce our sales or earnings below our expectations.

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

Overview

Rockford designs, manufactures and distributes high-performance audio systems for the mobile, professional and home theater audio markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart and OmniFi

brands, selling products that include digital and analog amplifiers, speakers, radio and CD source units, CD changers, accessories and wireless digital media management systems. Based on dollar sales in 2002 of all our brands, we rank first in U.S. market share for mobile audio amplifiers and second for mobile audio speakers.

We sell home theater products under the MB Quart, Fosgate Audionics, NHT and OmniFi brands. We also sell professional audio products under the MB Quart, NHT, and Hafler brands. Additionally we have invested in SimpleDevices Inc., which licenses its standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC, automotive and network equipment OEMs. We began shipping licensed SimpleDevices products for home and mobile applications under the OmniFi brand during the three months ended September 30, 2003. We own 51% of SimpleDevices stock on a fully diluted basis, but we are sole owners of the OmniFi brand.

We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan. We manufacture Q-Logic enclosure and kick panel products at our facilities in Stillwater, Oklahoma. We manufacture most of our MB Quart speakers, and have begun to manufacture some Rockford Fosgate speakers, at our facility in Obrigheim, Germany. We also source some of our amplifiers, speakers, accessories and digital media systems from outside suppliers.

We generated over 93% of our sales in the quarter ended September 30, 2003, and over 98% of our sales in the quarter ended September 30, 2002, from our mobile audio products.

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

Sales of our mobile audio products to Best Buy accounted for 24.1% of our sales for the nine months ended September 30, 2003, and 16.7% of our sales for the nine months ended September 30, 2002. No other customer accounted for more than 10% of our sales during these periods. Our business plans contemplate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

For our specialty and audio-video dealers, our peak-selling season is in the spring and summer and our slowest season is typically in the fourth quarter. We believe we experience this seasonality because our core consumers tend to buy mobile audio products during the spring and summer when many of them are on semester breaks and when generally more favorable weather facilitates installation of our products. We believe this seasonal pattern is moderating somewhat as we increase sales to Best Buy and other “big box” retailers, and as we increase our home theater sales, because sales to our “big box” customers and home theater sales are not as concentrated among our core consumers and are also strong in the fourth quarter.

Best Buy is not obligated to any long-term purchases of our products and has considerable discretion to reduce, change or terminate purchases of our products. The loss of this customer or significant reductions in its purchases of our products would materially reduce our sales.

During the three months ended September 30, 2003, we continued the restructuring of our MB Quart operations in

Germany. The restructuring increased operating loss by approximately $1,511,000 for the nine months ended September 30, 2003 primarily due to accrued and incurred severance costs related to reductions in the number of employees in Germany. We expect these restructuring efforts will result in improved efficiencies and better customer service as well as cost savings.

Results of Operations

     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.0	64.8	67.7	62.5

Gross profit	27.0	35.2	32.3	37.5
Operating expenses:
Sales and marketing	19.9	15.5	18.4	15.6
General and administrative	12.4	11.2	11.9	11.2
Research and development	5.1	4.5	4.6	2.9

Sales, general and administrative expenses	37.4	31.2	34.9	29.7

Operating (loss) income	(10.4)	4.0	(2.6)	7.8
Interest and other expense, net	1.4	0.7	0.2	0.0

(Loss) Income before tax	(11.8)	3.3	(2.8)	7.8
Income tax (benefit) expense	(4.3)	1.3	(1.1)	2.9
Minority interest	(0.6)	—	(0.3)	—

Net (loss) income	(6.9%)	2.0%	(1.4%)	4.9%

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

Geographic Distribution of Sales

     Our sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(In thousands)		(In thousands)
REGION:
United States	$30,540	$31,590	$109,279	$109,946
Other Americas	2,729	1,744	7,718	6,607
Europe	4,281	4,654	14,383	13,386
Asia	1,946	2,595	4,308	5,606

Total sales (1)	$39,496	$40,583	$135,688	$135,545

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

In the following discussion, certain increases or decreases may differ due to rounding.

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Net Sales. Sales decreased by $1.1 million, or 2.7%, to $39.5 million for the three months ended September 30, 2003, from $40.6 million for the three months ended September 30, 2002. The decrease in sales was primarily the result of the declines in sales to our domestic specialty dealer and audio video dealer channels as a result of continued slowness in the mobile audio market, which were only partially offset by increases in sales to our “big box” retail distribution channel and to international markets and by revenues from our recent NHT and SimpleDevices acquisitions.

U.S. sales decreased by $1.1 million, or 3.5%, to $30.5 million for the three months ended September 30, 2003, from $31.6 million for the three months ended September 30, 2002. The $1.1 million decrease in U.S. sales was the result of continuing softness in the specialty dealer and audio video markets which were not fully offset by increases in sales to our “big box” customers. International sales decreased by $0.1 million, or less than one percent, to $8.9 million for the three months ended September 30, 2003, from $9.0 million for the three months ended September 30, 2002.

Cost of Goods Sold. Cost of goods sold increased by $2.5 million, or 9.5%, to $28.8 million for the three months ended September 30, 2003, from $26.3 million for the three months ended September 30, 2002. As a percent of sales, cost of goods sold increased to 73.0% for the three months ended September 30, 2003, from 64.8% for the three months ended September 30, 2002. The primary reasons for this increase were higher levels of markdown required to clear end-of-life inventory in a difficult market, a higher percentage of sales to big box retailers at lower margins and approximately $0.5 million of restructuring costs associated with our German operations.

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.6 million, or 24.6%, to $7.9 million for the three months ended September 30, 2003, from $6.3 million for the three months ended September 30, 2002. As a percent of sales, sales and marketing expenses increased to 19.9% for the three months ended September 30, 2003, from 15.5% for the three months ended September 30, 2002. The increase as a percent of sales was primarily due to additional cost related to the acquisitions of NHT and SimpleDevices.

General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 8.3%, to $4.9 million for the three months ended September 30, 2003, from $4.5 million for the three months ended September 30, 2002. As a percent of sales, general and administrative expenses increased to 12.4% for the three months ended September 30, 2003, from 11.2% for the three months ended September 30, 2002. The increase was primarily attributable to restructuring costs associated with our German operations and additional costs related to the acquisitions of NHT and SimpleDevices, which were partially offset by the restructuring savings

Research and Development Expenses. Research and development expenses increased by $0.2 million, or 11.0%, to $2.0 million for the three months ended September 30, 2003, from $1.8 million for the three months ended September 30, 2002. As a percent of sales, these expenses increased to 5.1% for the three months ended September 30, 2003, from 4.5% for the three months ended September 30, 2002. The increase is primarily due to OmniFi product development and to increased personnel and product development costs relating to development of new products for our core brands in anticipation of next year’s new product releases. In addition, a portion of the increase was attributable to development costs related to the acquisitions of NHT and SimpleDevices.

Operating (Loss) Income. Operating (loss) income decreased by $5.7 million, or 352.3%, to a $(4.1) million loss for the three months ended September 30, 2003, from $1.6 million income for the three months ended September 30, 2002. As a percent of sales, operating (loss) income decreased to a (10.4)% loss for the three months ended September 30, 2003, from 4.0% income for the three months ended September 30, 2002. This decrease is primarily attributable to a decline in specialty dealer sales, our failure to begin realizing significant revenue on sales of our OmniFi products that was planned for the 2003 period, restructuring costs, and additional costs related to the acquisitions of NHT and SimpleDevices.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $0.2 million to result in expense of $0.5 million for the three months ended September 30, 2003, compared to expense of $0.3 million for the three months ended September 30, 2002. The increase was primarily due to foreign currency fluctuations and increased interest expense due to the increased balance of our line of credit.

Income Tax (Benefit) Expense. Income tax (benefit) expense decreased by $2.2 million, or 425.6%, to $(1.7) million benefit for the three months ended September 30, 2003, from $0.5 million expense for the three months ended September 30, 2002. The effective income tax rates were 38.2% for the three months ended September 30, 2003, and 38.6% for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Net Sales. Sales increased by $0.1 million, or less than 1.0%, to $135.7 million for the nine months ended September 30, 2003, from $135.5 million for the nine months ended September 30, 2002. The flatness in sales was primarily the result of continued difficulties and slowness in the mobile audio market. We also failed to secure expected sales of our OmniFi brand products because of delays in their release.

U.S. sales decreased by $0.6 million, or less than (1.0%), to $109.3 million for the nine months ended September 30, 2003, from $109.9 million for the nine months ended September 30, 2002. The $0.6 million decrease in U.S. sales was the result of continuing softness in the specialty dealer markets, which were not fully offset by increases in sales to our “big box” customers. International sales increased by $0.8 million, or 3.1%, to $26.5 million for the nine months ended September 30, 2003, from $25.6 million for the nine months ended September 30, 2002. International sales increased in part because of the popularity of our 2 Fast 2 Furious products in Europe.

Cost of Goods Sold. Cost of goods sold increased by $7.1 million, or 8.4%, to $91.8 million for the nine months ended September 30, 2003, from $84.7 million for the nine months ended September 30, 2002. As a percent of sales, cost of goods sold increased to 67.7% for the nine months ended September 30, 2003, from 62.5% for the nine months ended September 30, 2002. The primary reasons for this increase were a heavier mix of lower-margined product, higher levels of markdown required to clear end-of-life inventory in a difficult market, an increase in in-bound freight expenses associated with our accelerated delivery of products to Wal-Mart and new product development delays, and restructuring costs related to our German operations.

Sales and Marketing Expenses. Sales and marketing expenses increased by $3.8 million, or 18.0%, to $24.9 million for the nine months ended September 30, 2003, from $21.1 million for the nine months ended September 30, 2002. As a percent of sales, sales and marketing expenses increased to 18.4% for the nine months ended September 30, 2003, from 15.6% for the nine months ended September 30, 2002. The increase as a percent of sales was primarily due to costs associated with Universal Studios licensing fees for our 2 Fast 2 Furious products, additional cost related to the acquisitions of NHT and SimpleDevices, restructuring costs and increased out-bound freight expenses.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 6.6%, to $16.1 million for the nine months ended September 30, 2003, from $15.1 million for the nine months ended September 30, 2002. As a percent of sales, general and administrative expenses increased to 11.9% for the nine months ended September 30, 2003, from 11.2% for the nine months ended September 30, 2002. The increase as a percent of sales was driven primarily by $0.9 million of abandoned acquisition costs, costs associated with the closing of Rockford’s Japanese subsidiary, restructuring costs and additional costs related to the acquisitions of NHT and SimpleDevices.

Research and Development Expenses. Research and development expenses increased by $2.4 million, or 61.5%, to $6.4 million for the nine months ended September 30, 2003, from $3.9 million for the nine months ended September 30, 2002. As a percent of sales, these expenses increased to 4.6% for the nine months ended September 30, 2003, from 2.9% for the nine months ended September 30, 2002. The increase is primarily due to OmniFi product development and to increased personnel and product development costs relating to development of new products for our core brands in anticipation of next year’s new product releases. In addition, some of the increase was attributable to development costs related to the acquisitions of NHT and SimpleDevices and an increase in legal costs associated with the defense of the Fiori patent matter.

Operating (Loss) Income. Operating (loss) income decreased by $14.2 million, or 133.3%, to a $(3.5) million loss for the nine months ended September 30, 2003, from $10.6 million income for the nine months ended September 30, 2002. Operating (loss) income decreased to (2.6)% as a percent of sales for the nine months ended September 30, 2003, from 7.8% for the nine months ended September 30, 2002. This decrease is primarily attributable to a decline in specialty dealer sales, our failure to begin realizing significant revenue on sales of our OmniFi products that was planned for the 2003 period, restructuring costs, abandoned acquisition costs, legal costs and additional costs related to the acquisitions of NHT and SimpleDevices.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $0.1 million to result in expense of $0.2 million for the nine months ended September 30, 2003, compared to expense of $0.1 million for the nine months ended September 30, 2002. The increase was primarily due to foreign currency fluctuations and increased interest expense due to the increased balance of our line of credit.

Income Tax (Benefit) Expense. Income tax (benefit) expense decreased by $5.4 million, or 136.6%, to $(1.4) million benefit for the nine months ended September 30, 2003, from $3.9 million expense for the nine months ended September 30, 2002. The effective income tax rates were 43.7% for the nine months ended September 30, 2003, and 37.3% for the nine months ended September 30, 2002.

Liquidity and Capital Resources

We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. On June 28, 2001, we entered into a $30.0 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. We had working capital of $41.7 million at September 30, 2003, compared to $52.4 million at December 31, 2002. The treatment of our credit facility as a current liability reduced our working capital by the entire $22.1 million balance of that facility. At September 30, 2003, we maintained $ 1.6 million of cash and cash equivalent balances.

As at September 30, 2003, we had a balance of $22.1 million on our $30.0 million bank credit facility, which is collateralized by substantially all of our assets and consists of a swing line of credit and a revolving line of credit. The swing line of credit has a blended variable interest rate per annum of Prime plus 100 basis points. The revolving line of credit has a blended variable interest rate of LIBOR plus 300 basis points. As at September 30, 2003, the bank credit facility had a weighted average interest rate of 4.18% per annum. The bank credit facility is scheduled to mature on July 5, 2004. The bank credit facility contains provisions that, among other things, require that we maintain certain minimum levels of EBITDA, total leverage ratio, fixed charge coverage ratio, net worth and also limit the amount of total debt incurred and annual capital expenditures.

We were not in compliance with several of these debt covenants as at September 30, 2003. Because of restructuring expenses and excess capital investment relating to SimpleDevices, we were out of compliance at September 30, 2003, with the financial covenants relating to the minimum required consolidated fixed charge coverage ratio, the consolidated total leverage ratio, and 3-month rolling EBITDA. Our banks agreed during October 2003 to waive this non-compliance through September 30, 2003. Because the current facility expires on July 5, 2004 and because of the covenant violations, the entire $22.1 million credit facility balance is classified as a current liability as at September 30, 2003.

We have received a commitment letter from Bank of America to amend our credit facility so that it will become an asset-based credit line of $45.0 million and will not expire for 3 years. This amendment is expected to remove a number of the current financial covenants to which we are subject and to increase our financing availability compared to our existing $30.0 million credit line. We expect to close on this amended facility in mid-November. When the amendment closes, we expect that we will be able to again classify the bulk of our credit facility as a long-term liability and increase our working capital as a result.

The $5.0 million capital lease credit facility under which we previously funded leases expired on June 28, 2003. We used the capital lease credit facility for the purchase of capital equipment under agreements structured as three-year capital lease obligations. As at September 30, 2003, the capital lease credit facility had an outstanding balance of $1.7 million with a weighted-average interest rate of 5.0% per annum. Expiration of the existing leases is not accelerated and future minimum payments will continue through the remaining terms originally established in the agreements. We believe additional sources of capital lease credit availability can be obtained to replace the expired facility.

Net cash (used in) provided by operating activities was $(9.0) million for the nine months ended September 30, 2003, and $3.1 million for the nine months ended September 30, 2002. Cash used in operating activities during 2003 was greater than net loss due to the effect of increasing accounts receivables and inventories, which was partially offset by an increase in accounts payable and other accrued expenses. Similarly, cash provided by operating activities during 2002 was less than net income due to the same factors.

Net cash used in investing activities was $(4.6) million for the nine months ended September 30, 2003, and $(5.3) million for the nine months ended September 30, 2002. Net cash used in investing activities was primarily related to purchases of property and equipment.

Net cash provided by (used in) financing activities was $13.6 million for the nine months ended September 30, 2003, and $(0.9) million for the nine months ended September 30, 2002. Net cash provided by financing activities during the nine months ended September 30, 2003, was primarily a result of increased borrowings on our bank credit facility, which were partially offset by payments on capital leases.

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

Our SimpleDevices business involves the development and sale of software. We recognize revenue from the sale of software in accordance with SOP 97-2, Software Revenue Recognition. Revenue is recorded from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, the fees are fixed and determinable, collectibility is reasonably assured and vendor-specific objective evidence of fair value exists for any undeliverable products or services (“elements”) of the arrangement. Certain sales of SimpleDevices software also involve providing professional services to customize the software products sold. Professional service revenues are separately priced and are typically not essential to the functionality of the software products. Revenue from these services is recognized separately from the license fee because the arrangements qualify as service transactions defined by SOP 97-2. Generally, revenue from time and materials consulting contracts are recognized as services are performed. Contract accounting is utilized for services revenues from fixed price contracts and those requiring significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage of completion method. Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, which in most instances is one year.

We also record reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than we estimate, we may need to make additional reductions to revenue.

Intangible Assets. On January 1, 2002, we adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When we account for acquired businesses as purchases, we allocate purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill

Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at September 30, 2003, we had gross goodwill of $7,444,000 and accumulated amortization of $374,000. For the three months and nine months ended September 30, 2003 and 2002, we did not recognize amortization expense related to goodwill. We completed two acquisitions in the third quarter of 2001 and two acquisitions in the fourth quarter of 2002 and have not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.

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

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and determined that our goodwill is not impaired and it is not necessary to undertake the second step in the two-step process. During the three months and nine months ended September 30, 2003 and 2002, we did not record any impairment losses related to goodwill and other intangible assets.

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

Historically, we had not engaged in any significant foreign currency hedging activities, but instead had attempted to minimize currency exposure risk through “natural hedges,” which balance foreign denominated assets with foreign denominated liabilities. There can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. During the first quarter of 2003, our Board of Directors approved and we began to implement a new foreign currency hedging policy. During the third quarter of 2003, we entered into several foreign currency forward contracts on a limited basis; and, at September 30, 2003, had outstanding forward contracts of $400,000 Canadian dollars. We anticipate an increase in the volume of our foreign currency hedging as we fully implement our hedging program. The goal of our hedging program is to provide stability to the U.S. dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations.

Item 4. Controls and Procedures

Our principal executive officer and principal accounting officer are responsible for establishing and maintaining adequate internal control over our financial reporting. They have reviewed our disclosure controls and procedures as at September 30, 2003, the end of our 3rd Quarter, in order to comply with the SEC’s requirements for certification of this Form 10-Q.

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

We are currently evaluating what changes will be needed to meet the accelerated time frames the SEC recently adopted and to satisfy the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. We do not anticipate material changes in our internal procedures to address the accelerated reporting requirements (when they begin to apply to us), other than slightly accelerated internal deadlines for compilation of information and preparation of initial drafts. We are currently in the process of establishing an enhanced internal control process, including an additional internal auditor, to further enhance our internal controls. We did not make any substantial changes in our internal review of our financial reporting during the third quarter of 2003.

Based on their review of our disclosure controls and policies, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective and that they allow us to comply with our periodic reporting obligations. We believe the reports we have filed are in compliance with the SEC’s requirements.

We have not made significant changes to our internal controls, and are not aware of changes in other factors that could significantly affect these controls, during the third quarter of 2003 or since the end of that quarter.

Part II. Other Information

Item 1.      Legal Proceedings.

          Since the date of our Annual Report for the year 2002, filed with the SEC on March 7, 2003, there have been no additional material developments in connection with the patent claim described in the Legal Proceedings section of our Annual Report.

          We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at September 30, 2003, we were not a party to any legal proceedings that we believe are material, other than the effect of the expenses associated with the Fiori patent matter described in our Annual Report for the year 2002.

Item 6.      Exhibits and Reports on Form 8-K

     (a)       Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification Required by Section 302 of the Sarbanes-Oxley Act

31.2	Certification Required by Section 302 of the Sarbanes Oxley Act

32	Certification Required by Section 906 of the Sarbanes Oxley Act

99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 7, 2003, with our Annual Report on Form 10-K for the year ended December 31,

2002.

(b)	During the period from July 1, 2003, through September 30, 2003, Rockford filed the following reports on Form 8-K:

July 31, 2003 Report disclosing on Item 12 that Rockford had issued a news release regarding Rockford’s results of operations for the 2nd Quarter of 2003 and for the first half of 2003. This report furnished a copy of the press release as Exhibit 99.1 to the Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: November 13, 2003	By:	/s/ James M. Thomson

James M. Thomson
Vice President of Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer
and Duly Authorized Officer)