Form 10-K
period 2003-12-31
ROCKFORD CORP
filed 2004-03-30
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Yes ☑ No ☐

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

Yes ☐ No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $31,152,010 as of June 30, 2003.

      There were 9,011,163 shares of Common Stock issued and outstanding as of March 1, 2004.

      Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be held on May 12, 2004, are incorporated by reference into Part III of this Form 10-K. Exhibit 99.9 to this Form 10-K is also incorporated by reference into Part I of this Form 10-K.

ROCKFORD CORPORATION

FORM 10-K
DECEMBER 31, 2003

Securities and Exchange Commission
Item Number and Description

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, including Equity Compensation Plan Information	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56

PART III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accountants Fees and Services	57

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	58
Signatures		61
EX-10.54
EX-10.55
EX-10.56
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32
EX-99.9

      The market value of our voting stock held by non-affiliates shown on the cover page is based on:

•	Our estimate of the number of shares held by non-affiliates; and

•	$5.69 per share, the price at which our shares were last sold as of June 30, 2003, as reported by The NASDAQ Stock Market.

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

      When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report and in Exhibit 99.9, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price,” which is incorporated in this report by reference. The risk factors noted throughout this report, particularly in the discussion in Exhibit 99.9, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I

Item 1.	Business

Our Business

      Rockford designs, manufactures and distributes high performance audio systems for the mobile, professional and home theater audio markets. Our mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. We market our mobile audio products under the Rockford Fosgate, Lightning Audio, MB Quart, Q-Logic, InstallEdge.com and Omnifi brand names, selling products that include digital and analog amplifiers, speakers, source units, CD changers, digital media players and accessories. Based on dollar sales in 2003 of all our brands, we rank first in U.S. market share for aftermarket mobile audio amplifiers and second for aftermarket mobile audio speakers.

      We sell home theater products under the NHT, Fosgate Audionics, MB Quart and Omnifi brands. We also sell professional audio products under the MB Quart, NHT and Hafler brands. We acquired the NHT brand as a result of an acquisition during the fourth quarter of 2002. Additionally during the fourth quarter of 2002 we made an investment in SimpleDevices Inc., which licenses its standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC and automotive Original Equipment Manufacturers (OEMs). We sell mobile and home products incorporating the SimpleDevices technology under the Omnifi brand name.

      We believe our ability to deliver innovative and technologically advanced products appeals to our consumers’ desires for distinctive, leading-edge products and powerful, high quality sound. We continue to develop new products to capitalize on improvements in digital technology. Our Rockford Fosgate, Lightning Audio, Q-Logic, Omnifi, MB Quart, NHT and Fosgate Audionics products have won numerous consumer and industry awards.

Our Brands

      Our marketing and product development efforts are designed to enhance our brand images and generate increased loyalty among our consumers in each market segment and among the retailers who sell our products. We market our products under the following brands:

     Mobile Audio

•	Rockford Fosgate. We believe Rockford Fosgate is one of the most preferred high performance mobile audio brands. Under this brand we offer distinctive, leading-edge products and powerful, high quality sound. Our Rockford Fosgate mobile audio products are marketed under three primary product lines:

•	Punch Series — the line for the majority of our amplifiers, subwoofers, speakers and source units, including video;

•	Power Series — the line for our higher performing amplifiers, subwoofers, and speakers; and

•	Type RF — our highest performing mobile audio amplifiers.

We also sell Rockford Fosgate products to Nissan for installation as part of factory installed audio systems for four models of Nissan vehicles, the Sentra SE-R, Xterra, Frontier Crew Cab and the Titan full size truck. Mitsubishi has recently agreed to install Rockford Fosgate branded audio systems in two models of Mitsubishi vehicles beginning with the 2006 model year. We also sell Rockford Fosgate products under the Connecting Punch brand, for a full line of mobile audio installation accessories, and the Punch Sport brand, for promotional items and clothing;

•	Lightning Audio. We sell amplifiers, subwoofers, speakers, and accessories under the Lightning Audio brand and its Storm, Bolt and Strike product lines. We acquired Lightning Audio in 1999 with a view toward marketing more moderately priced products than our Rockford Fosgate offerings;

•	MB Quart. We sell mobile audio speakers and subwoofers under our MB Quart brand. We have developed a new line of amplifiers and will begin selling them under the MB Quart brand during 2004. Our MB Quart branded products are offered as the most technologically refined of our products and are generally among our most expensive products in each category where they are offered;

•	Q-Logic. Audio Innovations, a subsidiary acquired in 2001, develops and markets Q-Logic speaker enclosures, Q-Forms kick panels and Q-Customs enclosures. Each of these products is designed to hold mobile audio speakers, providing an effective and convenient method for installing improved speakers in cars, trucks and SUVs. These products complement our existing Rockford Fosgate, Lightning Audio and MB Quart products, since many consumers will purchase an Audio Innovations product as the “box” to hold Rockford Fosgate, Lightning Audio or MB Quart speakers; and

•	InstallEdge.com. A business-to-business accessory solution, the InstallEdge.com brand offers installation shop supplies to mobile audio installation shops, custom home audio installers and marine outfitters.

     Home Theater and Professional Audio

•	MB Quart. We design, engineer and manufacture high performance home loudspeakers under the MB Quart brand name. MB Quart GmbH is located in Obrigheim, Germany. MB Quart also manufactures and distributes headphones and headsets to a variety of professional segments of the industry;

•	Fosgate Audionics. We distribute home theater electronics under the Fosgate Audionics brand through conventional retail channels as well as through the custom installation channel. We acquired the Fosgate Audionics brand in 2002 from its creators, Jim Fosgate and Charles Wood, pioneers in the development of surround sound applications for home theater use;

•	NHT. During the fourth quarter of 2002, we acquired the NHT (Now Hear This) business and assets located in Benicia, California. NHT designs high quality loudspeakers for the home theater, stereo, custom installation and professional audio market under the NHT and NHT Pro brands. NHT’s products are positioned as “affordable high end” and are sold through high-end specialty audio stores and custom installation design showrooms. The products under our NHT brands are typically more moderately priced than our Fosgate Audionics and MB Quart products; and

•	Hafler. We design, manufacture and sell reference quality near field monitor loudspeakers and power amplifiers to the professional industry under the Hafler brand name.

Digital Media

•	SimpleDevices. During the fourth quarter of 2002, we made an investment in SimpleDevices Inc., which licenses standards-based SimpleWare and SimpleMedia Services software to consumer electronics, PC, automotive and network equipment OEMs. Its software enables a variety of digital devices to access a centralized media database through a unified interface and provides automation, synchronization, scheduling, and unified interfaces and databases across compatible devices; and

•	Omnifi. We developed the Omnifi brand of products to position Rockford as a leader in the emerging digital media market. Omnifi is intended to leverage SimpleDevices software, Rockford’s consumer electronics experience, and our team of software and hardware engineers located in San Mateo, California. Omnifi products allow the consumer to listen to music files that are located on their personal computer through their home theater system and mobile audio system. Omnifi products move the music files to the home theater or mobile system using either wired or wireless (WiFi) technology. We believe that Omnifi is the only digital media player line of products that offers products conveniently usable in both home and mobile audio applications.

Growth of Our Brands

      Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high performance audio products in the world. Each element of our strategy is intended to enhance and reinforce our global brand images among consumers and retailers. Key elements of our growth strategy are to:

•	Continue to introduce new and technologically innovative products;

•	Expand our OEM business;

•	Broaden our distribution by entering new distribution channels and increasing penetration of our existing distribution channels;

•	Capitalize on our worldwide brand recognition to increase sales in international markets;

•	Expand our home theater and professional audio business; and

•	Acquire, develop and expand additional audio brands, taking advantage of our technology and distribution strengths.

      As a result of our strong brands and growth strategy, we believe we can grow our business and become a larger participant in the worldwide mobile, professional and home theater audio markets.

Our Products

Percent of Sales by Product Class

      Our sales since 2001 were divided among our principal product classes as shown in the following table:

	Year Ended December 31,

	2001	2002	2003

Product Class:
Amplifiers	45.0%	37.4%	38.2%
Speakers	32.5	37.1	40.4
Accessories	14.3	13.8	11.3
Others(1)	8.2	11.7	10.1

Total	100.0%	100.0%	100.0%

(1)	Includes source units, enclosures, signal processors, digital media products, and other products. No single product class in this group accounted for more than 10% of our sales in any of these years.

      Financial information about geographic segments may be found at Note 13 of the Notes to our Consolidated Financial Statements, set forth at page 53 of this Form-10K.

     Mobile Audio

      We offer high performance mobile audio products consisting of the following:

•	Amplifiers. Power amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Power amplifiers are essential for a high performance mobile audio system. We also include signal processors as part of the amplifier category. Signal processors accept input from a source unit, modify the signal to enhance performance and deliver the modified signal to one or more amplifiers. For specialized applications, we sell stand-alone signal processors that are not integrated into an amplifier;

•	Speakers. Speakers accept a signal from a source unit or amplifier and translate it into sound. There are two categories of speakers: those eight inches or greater in diameter are considered subwoofers and are designed to play lower (bass) frequencies; and those less than eight inches in diameter are considered speakers and are designed for higher frequencies. Aftermarket speakers and subwoofers provide dramatically improved sound quality compared to most factory installed mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

•	Source Units. Source units are the control center for a mobile audio system. Typically mounted in the dash of the car, source units provide input signals, including AM/ FM radio receivers, compact disc players and, in some cases, DVD players. Most of our source units also have the ability to control a separate CD or MP3 changer or accept inputs from other sources, such as DVD players or digital media players;

•	Accessories. Accessories are the additional items required to install and use mobile audio products. Wiring accessories include amplifier wiring kits, fuses, circuit breakers, interconnect cables, speaker cables, stiffening capacitors, battery clamps and many other types of connectors. Installation accessories also include adaptors that make our products compatible with factory-installed components and other products; and

•	Enclosures. Enclosures are used to enhance the bass sound of subwoofers and to position higher frequency speakers in locations that produce better sound. Enclosures include boxes for subwoofers, installation adapters and replacement kick panels for improved speaker placement.

      Under our Rockford Fosgate brand we currently offer the following products:

Amplifiers:	• 28 power amplifier models under our Punch Series, Power Series and Type RF lines, with rated power from 75 to 1,500 watts, and minimum advertised prices from $180 to $1,500. Our amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system;
• Four models of stand-alone signal processors, with minimum advertised prices from $150 to $400. One of these processors, a surround sound processor designed by Jim Fosgate, was the first commercially available “Dolby Pro-Logic II” surround sound device and is able to produce surround sound in the car from any 2 channel source;

Speakers:	• 75 models of speakers and subwoofers under our Punch Series and Power Series lines, with minimum advertised prices from $60 to $1,800;

Source Units:	• Nine models of source units with MP3 playback compatibility, with minimum advertised prices from $200 to $1,000;

Accessories:	• Over 400 different accessories, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors under our Connecting Punch line; and
• Various promotional materials and clothing under our Punch Sport line.

      Under our Lightning Audio brand we currently offer the following products:

Amplifiers:	• 15 power amplifier models under our Bolt, Strike and Storm lines, with rated power from 60 to 2,000 watts and minimum advertised prices from $100 to $1,000;

Speakers:	• 46 speakers and subwoofers under our Bolt, Strike and Storm lines, with minimum advertised prices from $30 to $600;

Accessories:	• Over 1,000 different accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits; and
• Various promotional materials and clothing under our Urban Industrial Gear line.

      Under our Q-Logic brand we currently offer 28 speaker enclosure models in our Q-Enclosure line. The Q-Customs line consists of 34 vehicle specific enclosures available in factory matching colors to create a total of over 166 different models. The Q-Forms product line of custom speaker mounting kick panels includes 60 different panels, each available in factory matching colors for a total of 332 different models. These models have suggested retail prices from $30 to $320.

      Under our MB Quart brand we sell five mobile speaker lines, including:

•	5 models of Q-Series speakers, with suggested retail prices from $649 to $1,499 per pair;

•	14 models of Premium Series speakers, with suggested retail prices from $479 to $829 per pair;

•	17 models of Reference Series speakers, with suggested retail prices from $249 to $449 per pair;

•	12 models of Discus Series speakers, with suggested retail prices from $109 to $399 per pair; and

•	5 models of Nautic Series speakers, specifically designed for use in boats, with suggested retail prices from $249 to $449 per pair.

      We have also developed 2 lines of mobile audio amplifiers, the Q Series and Reference Series, that we will begin selling in 2004 under our MB Quart brand. We anticipate that they will have rated power from 400 to 1000 watts and will be offered at minimum advertised prices ranging from $500 to $1,200.

      Under our InstallEdge.com brand we sell various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses.

OEM Products

      Nissan North America offers a Rockford Fosgate branded OEM system for four Nissan vehicles for model year 2004. Rockford Fosgate systems are standard in Nissan’s Xterra SE and optional in the Xterra XE, the Frontier Crew Cab, Supercharged Frontier Crew Cab, the Sentra SE-R and the Titan full size truck. Rockford’s OEM systems installed in these vehicles include a radio/ CD player, speakers and an amplifier. Mitsubishi Motors has recently agreed to offer Rockford Fosgate branded OEM systems in two Mitsubishi models beginning with the 2006 model year.

Home Theater

      We sell home theater products under our Fosgate Audionics, MB Quart and NHT brands.

      Our Fosgate Audionics products include two preamp/surround processors and two multi-channel amplifiers with retail prices from $2,795 to $12,995.

      MB Quart sells high performance bookshelf loudspeakers, floorstand loudspeakers and amplified subwoofers for use in home audio and home theater systems, with suggested retail prices ranging from $2,500 to $5,000 per pair.

      Under our NHT brand we sell high performance audio component systems under the Evolution, Super Audio and Architectural series.

•	Evolution’s award winning (2002 Sound & Vision Editors Choice, Home Theater Rave Award 2003, Electronic House Product of the Year 2003) modular components function as the building blocks to create entirely self- customized high performance multi-channel loudspeaker systems. The Evolution collection consists of three satellite monitors with optional matching pedestals, two tower loudspeaker configurations with satellite-matched bass modules and two freestanding subwoofer models. Listeners can create over 25 system configurations to get the utmost performance from current and future digital entertainment media. Suggested retail prices range from $900 for a pair of satellite monitors to $9,900 for a full seven-channel surround sound system.

•	The SuperAudio series offers 3 bookshelf and one tower loudspeaker, plus two center channel speakers, and two powered subwoofers. Suggested retail prices range from $300 to $1,000. These models, while affordable, offer piano gloss lacquer finishes and are easily mixed and matched to make a variety of affordable high performance surround systems.

•	The Architectural series consists of NHT’s in-wall, in-ceiling and outdoor speaker systems. NHT holds a patent for a unique in-ceiling design, which we believe provides better dispersion of high frequencies than any other product in this category. In September 2003 NHT introduced the first 12” in-wall subwoofer to fit into a standard wall construction. This innovative subwoofer model received an Innovations Design and Engineering Review award at the 2004 Consumer Electronics Show (“CES”). Suggested retail prices range from $200 to $1,150.

Professional Audio

      NHT sells powered monitors to the professional recording studio, postproduction and broadcast market. NBC selected the NHT monitors for surround sound monitoring at all Olympic Games through 2010. Suggested retail prices range from $500 for a pair of monitors to $6,600 for a surround sound monitoring system.

      MB Quart sells headphones for professional use, with suggested retail prices ranging from $60 to $1,944 per set.

      We sell professional, reference quality audio amplifiers and speakers under the Hafler brand, with amplifier suggested retail prices ranging from $569 to $2,200 and speaker suggested retail prices ranging from $1,250 to $1,850 per pair. Recording studios, broadcast studios, movie theaters, concert facilities, stadiums and touring bands use our Hafler professional audio products.

Digital Media

      Omnifi sells and distributes several products designed and developed for the digital media market.

•	The Omnifi DMS1, or digital media streamer, integrates with any existing home audio or theater system and allows the consumer to stream their media library from the personal computer to the home audio system wirelessly over an 802.11b network or over a wired Ethernet connection. The Omnifi DMS1 delivers outstanding fidelity and provides complete access to the music library stored on the consumer’s computer.

•	The Omnifi DMP1 or digital media player allows consumers to listen in their car to the MP3 and WMA files stored on their personal computer. The DMP1 comes with a 20 Gigabyte hard drive that can store over 300 hours of music and seamlessly integrates with an existing car audio system. The DMP1 is designed to eliminate barriers to playing digital music in the car. The DMP1 was awarded the 2003 Innovation Award for the mobile category and received a Tech TV Best of Show for CES 2003.

      Omnifi announced three new products at CES 2004. These second-generation products are focused on video streaming and downloading for both the home and car.

•	The Omnifi DMS2 digital media streamer will decode video formats such as MPEG2 and MPEG4 and display the video contents on the consumer’s home theater video screen.

•	The Omnifi DMP2 will provide similar capability in the automobile using a 60Gig hard drive and will integrate into most car audio systems and most mobile media systems to deliver highest quality audio and video. The DMP2 received a 2004 Innovations Design and Engineering Award at the 2004 CES.

•	The Omnifi PDMP-P1 or portable digital media player, will be Omnifi’s first portable product and one of the industry’s first self-contained portables. All working parts are contained in the headphones with no hanging wires or battery packs. This product will include 128Mb or 256Mb of memory. The PDMP-P1 received a 2004 Innovation Design and Engineering Award at the 2004 CES.

      Both the DMS2 and DMP2 use the WiFi standard 802.11g for expanded bandwidth to allow the highest quality of video delivery and performance.

     Awards

      Rockford branded products have won numerous consumer and industry awards, including Autosound Grand Prix awards in every year from 1987 through 2003, Innovations Design and Engineering awards at the CES in every year from 1997 through 2004 and European Car Audio Press awards in 1997 and 1998.

      At the 2004 CES, Rockford Fosgate won three Innovations Design and Engineering Awards for the Power T30001 amplifier, the Punch P2002 amplifier and the RAVDVD2 source unit. MB Quart mobile won three Innovations Design and Engineering Awards for its new Q- Series amplifiers (the QAA1000, QAA2500 and QAA4250 models).

      Also at the 2004 CES, the Rockford Fosgate H2 custom demonstration vehicle was awarded the CES 2004 “People’s Choice Award” from Car Sound & Performance Magazine. At the 2001 and 2002 Consumer Electronics Shows, our custom demonstration vehicles, a Nissan Frontier (in 2001) and a Nissan Xterra (in 2002), were awarded the “Best of Show” award from United Entertainment Media.

      Omnifi debuted at the 2003 CES and received the CEA’s “2003 Best of Innovations” award in the Mobile Electronics category and TechTV’s “Best of CES” award in the Auto, Marine and RV category. Later in 2003, Omnifi won Sound & Vision magazine’s Reviewer’s Choice Award. In 2004, Omnifi won two CES

Innovations Design and Engineering Awards for its new Headphone Media Player and the AV Digital Media Player.

      NHT has won more than 30 distinguished awards over the years. Recent awards include the Home Theater Rave Award 2003 and the Electronic House Product of the Year 2003 for the Evolution line. NHT’s new Architect Series subwoofer also won an Innovations Design and Engineering award at the 2004 CES.

      Fosgate Audionics won an Innovations Design and Engineering award at the 2004 CES for its FAPV-1. Founder/consultant Jim Fosgate received an Emmy in 2003 for his work in the advancement of surround sound.

      The MB Quart Vera subwoofer received an Innovations Design and Engineering award at the 2004 CES for its innovative new subwoofer design.

Engineering And Product Development

      Engineering and product development is a primary focus of our business because of the heavy demand by our core consumers for leading-edge products. We focus our engineering and development efforts primarily on enhancing current products and developing new products. Our expenditures for engineering and development were approximately $3.3 million, $6.0 million and $8.6 million in 2001, 2002 and 2003 respectively.

      As at December 31, 2003, our engineering and development staff consisted of approximately 55 engineers, including 10 in research, 23 in development and 12 in sustaining groups, as well as other support staff, dedicated to the development of our technology platform for future products. They coordinate their efforts with:

•	Our brand management group to identify features consistent with market requirements and our brand image;

•	Our manufacturing staff and offshore suppliers to develop and build products more efficiently;

•	Our product support staff to identify weaknesses in our existing products and to help re-design them;

•	Our customers, both at the retailer and consumer level, to help us better understand their needs and preferences and incorporate them into our products; and

•	Our other engineering groups by holding a monthly corporate-wide Engineering Exchange conference call to improve time to market, share knowledge and discuss new technologies.

      Our objective is to introduce new products or re-engineer over one-third of our existing product line annually.

      Our research and development efforts seek to create a reserve base of technologies and innovations that are available to our engineers for use in the product development process. As a result, we believe we can readily respond to changing demand and effectively execute our marketing plans by introducing new products and by adding features to our existing products. Examples of product innovations that have been or are being developed from this reserve technology base include:

•	Software technology to allow consumers to schedule and synchronize wireless media delivery to mobile and home audio devices;

•	Powered speakers, which are speakers that include an integrated amplifier;

•	Remote bass and speaker controls;

•	Active crossovers that allow consumers to tailor our amplifiers to their systems’ needs;

•	Digital amplifiers that incorporate a more efficient circuit design;

•	Surround sound processors for the car and home;

•	Materials improvements that increase the durability and performance of our products;

•	Digital signal processing technology;

•	Speaker enclosures;

•	Innovative speaker component materials;

•	Application of DSP techniques to enhance customer experience using a standard PC interface; and

•	Use of modular design methodology to allow for Plug and Play capabilities.

Sales, Marketing And Distribution

      We endeavor to have our brands project an image that appeals to consumers who appreciate high quality and value. Our products are promoted with advertisements in consumer electronics and lifestyle magazines, newspapers and other publications as well as on television, radio and the Internet. We participate in trade and consumer shows, support users of our products in auto sound competitions and supply promotional prizes and giveaways.

      Our primary sales and marketing activities are listed below:

•	Making regular calls to dealers and providing them with demonstration products, point-of-purchase displays and other marketing materials;

•	Initiating targeted advertising in periodicals read by our potential consumers;

•	Training dealer sales and installation personnel through our Rockford Technical Training Institute (RTTI);

•	Regular interaction with industry press editors who are often the opinion makers for salespeople at the retail level as well as end users;

•	Participating in related professional and consumer trade shows; and

•	Maintaining product and brand information for consumers and retailers on our web sites.

      We consider our advertising for all brands to be market focused based on the brand.

      Our corporate web site, located at www.rockfordcorp.com, and our brand sites www.rockfordfosgate.com, www.lightningaudio.com, www.installedge.com, www.fosgateaudionics.com, www.qlogic.ws, www.mbquart.com, www.mbquart.de, www.simpledevices.com, www.Omnifimedia.com, www.hafler.com, www.nhtpro.com and www.nhthifi.com, offer consumers and retailers reliable and comprehensive information about our product offerings and consumer services. Because our core mobile audio consumers are among the most enthusiastic users of the Internet, we believe expanded Internet-based marketing will broaden our consumer reach, enhance our brand image and direct potential consumers to our retailers.

Mobile Audio Distribution

      Domestic Distribution. We currently sell our mobile audio products in the U.S. to approximately 5,000 independent retail stores. These stores include independent specialty dealers, audio/video retailers, consumer electronic chains, mass merchandisers and catalog merchants who we may appoint to sell some or all of our mobile audio brands. We sell MB Quart products only to independent specialty dealers and audio/video retailers.

      We sell directly to most of our authorized retail dealers using 19 independent sales representative firms who identify, recruit and sell to retailers in their regions. We have entered into agreements with each of these sales representative firms under which we appoint them our sales representative for a specific territory and specific products under varying terms. We pay our independent sales representatives commissions based on sales of our products to independent retailers in their territory. Commission amounts range from 1% to 10% of sales depending upon (1) product category, (2) the retailer involved in the purchase and (3) achievement of quarterly sales targets.

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

      We support our independent sales representative firms using an in-house staff of 5 U.S. regional managers and 6 sales support staff members.

      International Distribution. We currently sell our mobile audio products in 70 countries outside the U.S. using independent distributors and sales representatives. Independent distributors purchase products from us and resell them to retailers in their designated territories. They assume inventory risk and take responsibility for warranty service in their territory.

      In Canada, Germany, Austria, Switzerland, Denmark and Italy we sell our Rockford Fosgate, Lightning Audio, and MB Quart products through independent sales representatives. Independent sales representatives do not purchase products from us, but instead sell products on our behalf. We remain responsible for inventory until an independent retailer purchases it, we are responsible for collecting accounts receivable from retailers and we retain responsibility for warranty service. We are generally able to increase our penetration in these markets, compared to an independent distribution model, but because relatively high sales volumes are needed to justify the use of independent sales representatives, we anticipate continuing to distribute through distributors in smaller territories.

      We support our international distributors and sales representatives using an in-house staff of 5 international sales managers.

Home Theater and Professional Audio Distribution

      We distribute NHT, Fosgate Audionics and MB Quart home theater products through a mix of conventional independent retail stores and custom installation firms. We sell to these customers using a network of sales representatives domestically and distributors internationally. Our dealers for the Fosgate Audionics brand are specialty audio and home theater dealers, particularly those who follow a Home Theater Specialists of America buying profile. We sell NHT through an established network of approximately 200 dealers and now sell Fosgate Audionics and MB Quart home theater products through many of these same stores.

      NHT professional audio products are sold directly in the North American market through our own website, www.nhtpro.com. The NHT Pro brand is directed at the working professional who typically requires direct factory attention. Hafler professional audio products are sold through a national distributor group in four regions of the U.S., who sell to small specialty musical instrument and pro audio dealers. Larger recording studios, sports arenas and large commercial installations tend to bypass traditional retail channels and purchase from contractors or audio engineers responsible for the design of systems for these large projects.

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

      Some of our competitors have greater financial, technical and other resources than we do and many seek to offer lower prices on competing products. To remain competitive, we believe we must regularly introduce new products, add performance features to existing products and limit increases in prices or even reduce prices. Our principal competitors within our product lines are listed below:

•	Mobile Audio Amplifiers: Alpine, JL Audio, Kenwood, Kicker, MTX, Dual, Pioneer, Sony, and Xtant;

•	Mobile Audio Speakers: Boston Acoustics, Infinity, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;

•	Mobile Audio Source Units: Alpine, Fujitsu Eclipse, Kenwood, Panasonic, Pioneer and Sony;

•	Mobile Audio Accessories: Monster Cable, Phoenix Gold, AAMP America and Stinger;

•	Professional Audio Amplifiers and Speakers: Crest, Crown, Eastern Acoustic Works, Mackie Designs, Peavy, QSC, KRK and Tannoy; and

•	Home Theater: Adcom, Audio Products Int’l, B&W, Bose, Boston Acoustics, Harman Kardon, Infinity, JBL, Klipsh, Paradigm, Polk Audio, and Rotel.

      According to NPD Intelect Market Tracking, based on U.S. dollar sales in 2003 of all our brands, we rank:

•	First among our competitors in mobile audio amplifiers; and

•	Second among our competitors in mobile audio speakers.

      The addition of our NHT brand and introduction of new products under our MB Quart and Fosgate Audionics brands should increase our market share for home theater products, but our current market share remains small. Our professional amplifiers and playback monitors have received broad acceptance in recording studios and postproduction houses; however, we do not have market share information in this category.

      Our OEM products compete directly with Bose and Harmon International. We also compete indirectly with automobile manufacturers, who may improve the quality of original equipment sound systems, reducing demand for aftermarket mobile audio products. They may also change the designs of their cars to make installation of our products more difficult or expensive. OEM products have gained an increasing share of the total mobile audio market in recent years as automobile manufacturers have integrated additional functions such as navigation into vehicle electronic systems and have somewhat improved the quality of their mobile audio offerings. This increased market share for OEM products has affected the market for aftermarket mobile audio products where we offer most of our products.

      SimpleDevices is competing in a new market that has attracted the attention of many potential competitors. A number of companies have introduced software and hardware products that seek to play digital audio or video through consumers’ home audio systems. Because this is a newly emerging market, it is difficult to identify key competitors for SimpleDevices’ products; however, it is clear there will be a number of competing solutions that will vie for widespread consumer acceptance. Although we believe SimpleDevices’ products offer a number of significant advantages compared to the alternatives announced to date, it is too early to say whether manufacturers and consumers will prefer SimpleDevices’ technology to the alternatives.

Manufacturing

      We believe our production, sourcing and distribution capabilities make us one of the preferred suppliers in the mobile audio aftermarket industry. We use cellular manufacturing processes and just-in-time supply management in all our manufacturing facilities. Cellular manufacturing provides flexibility and efficiency because any cell can manufacture any product, depending on market demand. Lot sizes are small and feedback from the manufacturing process is quick.

      We manufacture amplifiers, signal processors and various accessories at our facilities in Tempe, Arizona, and mid-range speakers, woofers and subwoofers at our facility in Grand Rapids, Michigan. We manufacture speaker enclosure and kick panel products at our facility in Stillwater, Oklahoma and we manufacture most of our high-end tweeters and mid-range speaker products at our facility in Obrigheim, Germany.

      We use advanced surface mount technology (SMT) in our electronics manufacturing. SMT is accurate, increases the density of circuits and reduces labor content. Our flexible manufacturing and in-house engineering capabilities are a key part of our efforts to shorten lead times from concept to production, respond rapidly to changing demand and reduce our raw materials and finished goods inventory. Each of our facilities focuses on continuous improvement, with quality control embedded in the manufacturing process. The result has been improved flexibility, increased efficiency and greatly improved cycle times.

      Lightning Audio amplifiers and speakers are supplied by Classic Development, a China based manufacturer. We provide specifications and cosmetic renderings to Classic and they do the research, development and manufacturing of the product. We own all of the tooling and Classic is obligated not to sell this product to anyone other than Lightning Audio. We have a supply agreement with Classic and are obligated to place monthly purchase orders but are not obligated to any specific number of units or spending level. Our agreement with Classic expires on July 31, 2004; however, we are in negotiations at this time to revise and extend the contract. We believe we could move production of amps and speakers to other external manufacturers, or build them internally, but have generally been satisfied with our relationship with Classic. In 2003 we purchased approximately $9.5 million of product from Classic.

      Inventec Appliances supplies our Omnifi products. We have jointly developed this product line with Inventec, with Inventec providing designs for the hardware while we provide designs on the software. In this case, we own the design, tooling, test equipment and software. We believe we could move this product line to another contract manufacturer within 3 months if we were to experience problems with Inventec. Our sourcing agreement includes contractual terms that would require us to pay for any excess raw materials in the event the program is terminated and honor submitted purchase orders if we attempt to cancel after a stated production lead time; however, we are not committed to any minimum purchase quantities. Our agreement with Inventec commenced in November of 2003 and expires in November of 2004. We purchased approximately $6.9 million of Omnifi product from Inventec in 2003.

      Hyundai Electronics supplies all of the source units we resell under the Rockford Fosgate brand. Hyundai manufactures source units in accordance with our specifications. We develop these units jointly with Hyundai and then purchase them from Hyundai on an exclusive basis. Our agreement with Hyundai obligates us to place monthly purchase orders with Hyundai and is subject to cancellation charges for partially or totally cancelled orders. We are not obligated to any minimum purchase quantities. Our agreement with Hyundai commenced April 8, 1999, and expires July 31, 2004. After July 31, 2004, we anticipate continuing to purchase source units from Hyundai, which has indicated a willingness to continue supplying source units to us. For the year ended December 31, 2003, we paid Hyundai approximately $4.2 million under the agreement.

      Other third parties manufacture our full-range speakers, home theater products and various components according to our design specifications. Most of our products use standard parts and components that can be purchased from multiple sources. In a few instances, however, components or products are sourced from one or a small number of suppliers to leverage dollars and volumes. We relied on Avnet, Inc. for approximately 8.2% of our inventory purchases during 2003. We believe alternative sources are available for substantially all of our inventory requirements. While we do not have guaranteed supply arrangements with many of our suppliers, we have never experienced an inability to obtain necessary components or other raw materials.

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

Intellectual Property

      We rely upon a combination of trade secret and trademark laws, non-disclosure agreements and patents to protect our proprietary rights. We have registered many trademarks and trade names both in the U.S. and internationally and are committed to maintaining and protecting them. We believe our trademarks and trade names are material to our business and are well known among consumers in our principal markets. Our principal trademarks and trade names include, but are not limited to:

• Rockford Fosgate®
• Our “Diamond R” logo®
• The Punch®
• Type RF™

• Audio Innovations™
• Q-Logic™

• Fosgate Audionics®
• InstallEdge.com®

• MB Quart®

• Lightning Audio®
• Strike™
• Storm™
• Bolt™
• Dead Skin™

• Omnifi™

• NHT®
• Now Hear This®

• Hafler®

Significant Customer and Seasonality

Best Buy is a significant customer. We began selling a limited selection of our products to Best Buy in early 1999 and currently sell to each of its more than 560 stores nationwide. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. Best Buy accounted for 16.3% of our sales for 2001, 21.1% of our sales for 2002 and 25.9% of our sales for 2003. We anticipate that Best Buy will continue to account for a significant portion of our sales for the foreseeable future.

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

      We believe our acquisition of NHT, and growth of our other home theater brands, will also moderate the seasonality of our sales in future years, since home audio sales tend to be more concentrated in the third and fourth quarters of the year, which is a typical seasonality for the home audio business.

Product Support

      To maintain and enhance our relationships with retailers, we provide numerous support services, including product and installation training, sales training and technical and customer service support. Our web site provides comprehensive and valuable information for dealers and distributors, including product schematics, ad layouts and logos.

      RTTI, one of the first and most advanced training programs of its kind in our industry, trains approximately 5,000 retail sales and installation personnel each year on installation, sales and marketing techniques that help them sell mobile audio products. In addition, our instructors and demonstration vehicles travel worldwide hosting dealer instruction seminars.

      Our products carry standard warranties against defects in material and workmanship, and we will either repair or replace any product that fails to satisfy these warranties. We offer repair services for products that are no longer covered under the original warranty. For our U.S. customers, we have in-house customer service, repair and technical support personnel who provide general company information, installation support, troubleshooting and system design assistance. We provide a factory direct repair program that repairs and ships product rapidly, reducing retailer and consumer inconvenience if our products fail to perform properly.

      For our international customers, we provide warranty and customer service to consumers in the countries where we sell direct to retailers. These countries include Canada, Germany, Austria, Switzerland, Denmark and Italy. In other countries, our distributors provide customer service and warranty support.

Information Systems

      Our information systems are designed to respond quickly to inquiries from our managers, employees, suppliers and customers. These systems assist us in producing high quality products quickly and affordably by providing immediate quality information about our business.

      We have implemented Internet systems to provide accurate and timely information and allow our representatives, dealers and distributors to check the status of their orders at our secure Internet site. We have also implemented Internet systems to provide accurate and timely information to our suppliers in support of just-in-time delivery of components to our manufacturing facilities. These systems help us reduce cost by reducing our inventory requirements and providing better information from our suppliers.

Employees

      As of December 31, 2003, we had 709 total employees. At that date, in the U.S., 340 were engaged in manufacturing, 60 in engineering and development, 47 in sales and marketing, 103 in administration and 18 at Simple Devices. We also had 141 employees working outside of the U.S. in various functions. We have never had a work stoppage and none of our U.S. employees are unionized. The employees at MB Quart GmbH in Obrigheim, Germany, are unionized and, in accordance with German law and custom, are subject to an industry wide collective bargaining agreement. We believe our employee relations are good.

      During 2003, we restructured several business processes, which we believe will result in improved efficiencies and customer service. This restructuring resulted in the reduction of approximately 8% of our salaried staff in Arizona and Michigan and 21% of our workforce at MB Quart in Germany.

Environmental Compliance

      Whenever possible, we avoid using hazardous materials in our production processes. Two chemicals used in our basic processes, lacquer and flux, are listed as hazardous substances by the U.S. Environmental Protection Agency. We use them in limited quantities in our production facility, taking care to see that they are stored, used and disposed of in the proper manner. We believe that our compliance with federal, state, local and foreign provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon our capital expenditures, earnings or competitive position. We do not anticipate material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

Item 2.	Properties

      Our corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. In the U.S. we manufacture speakers at our facility in Grand Rapids, Michigan and speaker enclosures at our facility in Stillwater, Oklahoma. We use warehouses strategically located in the U.S., Germany, and Singapore. We believe these facilities enhance our ability to serve our markets faster and more cost effectively than many of our competitors. MB Quart operates and manufactures product in an owned facility in Obrigheim, Germany.

      The following table contains information about our facilities as at December 31, 2003, all of which are leased except for the MB Quart facilities that we own:

			Approximate
		Approximate	2003 Annual
Function	Location	Square Footage	Rental Expense	Lease Expiration

Corporate headquarters and research and development	Tempe, Arizona	30,000	$291,000	September 30, 2009
Information systems and RTTI	Tempe, Arizona	15,000	169,000	September 30, 2005
Manufacturing and purchasing	Tempe, Arizona	22,000	147,000	December 31, 2004(1)
Warehousing, sales and customer service	Tempe, Arizona	25,000	167,000	December 31, 2004(1)
Warehousing	Gilbert, Arizona	54,000	463,000	July 31, 2005
Manufacturing, research and development, purchasing and administration	Grand Rapids, Michigan	81,000	246,000	July 31, 2004(2)
Warehousing	Grand Rapids, Michigan	45,000	303,000	March 31, 2004(2)
Manufacturing, research and development, warehousing and administration	Stillwater, Oklahoma	69,000	101,000	May 31, 2006
Warehousing	Stillwater, Oklahoma	25,000	108,000	December 31, 2005
Sales, research and administration	Benicia, California	18,000	91,000	October 31, 2008
Research and development, sales and administration	San Mateo, California	3,300	105,000	October 31, 2005
Warehousing	Singapore	9,000	306,000	January 31, 2006
Warehousing and sales	Bremen, Germany	20,000	135,000	December 31, 2006
Manufacturing, research and development, sales, warehousing, customer service, purchasing and administration	Obrigheim, Germany	70,500	—	Owned

Total		486,800	$2,632,000

(1)	We have the right to extend each of these leases for one additional one-year term.

(2)	We have leased a new facility in the Grand Rapids area to replace these two facilities and expect to move into the new facility during the second quarter of 2004. The new facility has approximately 163,000 square feet and will be leased for 5 years at an initial annual lease cost of approximately $571,000.

Item 3.	Legal Proceedings

      During the year 2003 the Fiori patent claim described in our Annual Reports for 2001, 2002 and 2003 continued through an intensive fact discovery phase of proceedings. The products at issue in the case are now 16 of our Punch brand amplifiers, which the plaintiff contends include circuitry that infringes on his patents. We have incurred substantial costs of defense, which contributed to our increased research and development costs during the year. At the end of the year the parties submitted briefs and the court held a Markman hearing. We anticipate that the judge will issue her Markman ruling, interpreting the claims of the plaintiff’s patent, sometime during the first half of 2004. Depending upon the results of that ruling, we anticipate that the parties will submit motions in the case shortly after the court’s Markman ruling. If necessary, a trial could occur in late 2004 or during 2005. The costs of defending this matter have been, and are likely to continue to be, substantial; however, we continue to believe that the claim involved in the case is without merit and that we should ultimately prevail in this matter.

      During 2003 we became involved in litigation with our former distributor for Central and South America relating to our efforts to collect a balance owed to us and the distributor’s claims that we improperly terminated its distribution rights. In early 2004, the court granted our motion for summary judgment with respect to the amounts owed to us and we intend to undertake efforts to collect the judgment. The distributor’s claims relating to our termination of its distribution remain a part of the case and we intend to defend them vigorously. We do not believe that they have merit. The former distributor has also undertaken legal actions in Panama that have interfered with the ability of our new distributor for Central and South America to develop and service those markets. This interference has been one of the causes of a decline in our sales in this territory. We intend to continue to take actions designed to reduce or eliminate this interference, and to seek redress for the damage the former distributor is causing to our business. We are unable to determine at this time when, or the extent to which, our efforts will be successful.

      We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2003, we were not a party to any legal proceedings that we believe are likely to have a material effect on our business, other than the effect of the expense associated with the matters described above.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our shareholders during the fourth quarter of Fiscal Year 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	High	Low

For the quarter ended:
December 31, 2003	$7.40	$5.08
September 30, 2003	$7.72	$5.12
June 30, 2003	$6.40	$5.36
March 31, 2003	$6.28	$5.00
December 31, 2002	$6.59	$5.00
September 30, 2002	$10.75	$5.70
June 30, 2002	$10.35	$8.50
March 31, 2002	$9.53	$8.20

      As at March 1, 2004, there were approximately 1,552 holders of record of our common stock.

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

Equity Compensation Plan Information

Number of securities
	Number of securities to be	Weighted average	remaining available for
	issued upon exercise of	exercise price of	future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders Stock Options	1,373,892	5.1902	534,033
Equity compensation plans not approved by security holders	None	None	None

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, derived from our audited consolidated financial statements.

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

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$123,889	$144,640	$157,752	$168,918	$172,036
Cost of goods sold	75,014	92,533	103,904	107,747	118,969

Gross profit	48,875	52,107	53,848	61,171	53,067
Operating expenses:
Sales and marketing	20,602	22,709	24,228	27,370	32,245
General and administrative	13,465	13,036	15,771	17,718	21,117
Research and development	2,277	2,831	3,322	6,014	8,602

Total operating expenses	36,344	38,576	43,321	51,102	61,964

Operating income (loss)	12,531	13,531	10,527	10,069	(8,897)
Interest and other expense (income), net	1,946	807	548	(74)	267

Income (loss) before income taxes	10,585	12,724	9,979	10,143	(9,164)
Income tax expense (benefit)	4,088	4,714	3,756	3,903	(3,050)
Minority interest	—	—	—	(40)	(450)

Net income (loss)	$6,497	$8,010	$6,223	$6,280	$(5,664)

Net income (loss) per common share:
Basic	$1.40	$1.17	$0.77	$0.74	$(0.64)

Diluted	$1.04	$1.00	$0.70	$0.68	$(0.64)

Weighted average shares used to calculate net income (loss) per share:
Basic	4,641	6,864	8,109	8,540	8,866

Diluted	6,289	8,009	8,913	9,301	8,866

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$21,219	$37,179	$45,913	$52,354	$38,138
Total assets	52,147	66,918	85,954	101,190	111,298
Current portion of long-term debt and capital lease obligations	1,420	935	879	1,253	24,345
Long-term debt and capital lease obligations	17,342	434	10,553	10,027	—
Total liabilities	39,390	20,586	32,997	34,711	47,608
Shareholders’ equity	12,757	46,332	52,957	65,546	63,207

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of Rockford’s strategy to give the reader an overview of the goals of our business and the direction in which our business and products are moving. In the next section, we discuss our Results of Operations for 2003 compared to 2002, and for 2002 compared to 2001, beginning with an Overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources.” We conclude with a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.

      This Analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Financial Statements and Supplementary Data.” This Analysis does not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of the filing date of this report.

Our Strategy

      Our goal is to design, produce and distribute the best engineered and most recognized and respected brands of high performance mobile, professional and home theater audio products in the world. Each element of our strategy is intended to enhance and reinforce our global brand images among consumers and retailers. Key elements of our growth strategy are to:

      Introduce New and Innovative Products. We must remain on the forefront of technological development because our consumers demand high performance and technologically advanced features in their audio products. We intend to enhance the strength of our brands by continuing to introduce new and innovative products.

      In January 2004, at the Consumer Electronics Show, we announced the redesign of the technology and cosmetics of a significant portion of our core Rockford Fosgate product line, including seventeen new amplifiers, thirty-four new woofers, one new video source unit, twelve new loaded enclosures, nine new component speakers and eight new coaxial speakers. In addition, we introduced innovative products in our other mobile audio brands. MB Quart introduced several new amplifiers and source units, which are new categories for this brand. Lighting Audio introduced three new amplifiers, sixteen new and replacement woofers, one new combination amplifier/ woofer box kit and two component speaker sets. Q-Logic introduced new bandpass enclosures featuring a slot-port venting system that is tunable, and new Q-Customs and Q-Forms products, which are enclosures, specified for the tuner car market.

      We believe our Omnifi product has set us apart from our principal competitors in terms of both technology and new market opportunity. Omnifi announced three new products at CES 2004. The second-generation products are focused on video streaming and downloading for both the home and car and include a digital media streamer that decodes video formats such as MPEG2 and MPEG4 and displays contents on the consumer’s home theater video screen, a mobile unit that provides the same capability in the automobile and a portable digital media player, which is Omnifi’s first portable product and one of the industry’s first self-contained portables.

      The key trade show for our home products is the Custom Electronic Design & Installation Association show (CEDIA), which is held in September. NHT introduced a range of innovative products at the September 2003 CEDIA show, including a high performance loudspeaker that matches with today’s plasma and LCD television products, an in-wall loudspeaker system that is virtually invisible, new all weather loudspeakers, an active crossover, and its new DSP loudspeaker/amplifier system. NHT Pro introduced a new tracking monitor. Fosgate Audionics introduced its new FAPT1+ preamp/ processor and S-1 digital media streamer system.

      Expand OEM Business. We continue to work to expand our current OEM business model. We believe there is strong demand for our brands in this market, with Rockford Fosgate, Lighting Audio and MB Quart each appealing to selected major car manufactures. We continue to expand our relationship with Nissan and believe we have an excellent relationship and continued growth prospects at Nissan. Beyond the Nissan relationship, Mitsubishi has agreed to offer Rockford-Fosgate branded OEM systems in two models beginning with the 2006 model year and we have been awarded smaller amounts of business with other car manufacturers.

      Broaden Our Distribution. We intend to broaden the distribution of our products by entering new distribution channels and increasing penetration of our existing distribution channels. We intend to increase our penetration of specialty dealer, audio/ video retailer, consumer electronics retailer and catalog retailer channels by expanding the breadth of our products that these retailers sell and by selectively adding new dealers within these channels. As we broaden the distribution of our products, we will adhere to our strategy of selective distribution for our premium brands while developing products for broader distribution using our lower priced brands. We believe selective distribution of premium brands fosters retailers’ loyalty to our brands, enhances retailers’ profit margins and encourages retailers to carry a broad range of our products. In furtherance of this strategy, during the first quarter of 2003 we agreed to distribute selected Lightning Audio products in Wal-Mart stores in the United States.

      We are expanding the distribution of our Omnifi products to include the internet service provider channel and personal computer retailers.

      Capitalize on International Opportunities. We believe the Rockford Fosgate, Lighting Audio and MB Quart brand names are recognized in many foreign countries as well as the U.S. We intend to expand Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart, Omnifi and Fosgate Audionics in international markets.

      We continue to move to a one-step distribution system for Rockford Fosgate products in larger international markets. By converting selected distributors into independent sales representatives, we are able to sell directly to retailers. We expect these measures to increase our sales in these markets by allowing us to better compete through lower distribution costs and reduced prices to the consumer. We currently sell our Rockford Fosgate mobile audio products directly to retailers in Canada, Germany, Austria, Switzerland, Denmark and Italy, and through independent distributors in other countries.

      Expand Our Home Theater Business. The NHT acquisition, which was completed in December 2002, brings diversity and strength to our home audio family of brands. NHT gives us critical mass with 200 dealers for our home group. We expect these dealers will also help provide a retail channel for our MB Quart and Fosgate Audionics home products. We sell home theater products under our MB Quart and Fosgate Audionics brands, including two preamp/ surround processors, two multi-channel amplifiers, speakers and subwoofers. We sell our MB Quart and Fosgate Audionics home theater audio products through traditional retail channels.

      Acquire, Develop and Expand Additional Audio Brands. We continue to look for opportunities to add new brands through acquisition or internal development. During the 4th quarter of 2002, we completed acquisitions of the NHT business and of a majority interest in SimpleDevices. We believe we will have additional opportunities to acquire mobile, home and professional audio brands that will complement our existing brand portfolio. We believe the introduction or acquisition of additional brands will enable us to take advantage of our distribution capabilities and our strengths in advanced technology design and development. We also believe that offering additional brands with different price points and target market segments will enable us to extend our product range, complement our existing distribution channels and broaden our customer base.

      We have acquired a number of brands as part of this strategy, including:

•	Lightning Audio, acquired in 1999;

•	Fosgate Audionics, acquired in 2000;

•	Audio Innovations and its Q-Logic brand, acquired in 2001;

•	MB Quart, acquired in 2001;

•	SimpleDevices, acquired in 2002;

•	NHT (Now Hear This) acquired in 2002.

Results of Operations

Overview

      We generated over 94% of our business from our mobile audio products in 2003 and 97% in 2002. The mobile audio business remained challenging in 2003. Our mobile audio sales for 2003 were only down 3% from 2002 as we managed to significantly increase our market share and distribution. According to NPD Intelect Market Tracking, based on dollar sales in the United States, we continue to be number one in market share in amplifiers, with 21% of the market, and number two in speakers, with 12% of the market. In comparison, for 2002 we were number one in amplifiers, with 17% of the market and number two in speakers, with 11% of the market.

      Although we gained market share in a declining market, 2003 was a difficult year. Results were affected by the relaunch of our Rockford Fosgate product line, introduced at the 2004 CES, distribution channel shifts, continuing investments in acquired companies and non-recurring expenses. We believe that the investments we made in new products, distribution channels and technologies, combined with improvements we are implementing in our processes have positioned us for a return to profitability in 2004.

      Our 2004 product redesign had a significant negative impact on our results for 2003. End of life discounting was prevalent and greater than usual due to the extent of our product line overhaul, which impacted margins greater than we anticipated. Manufacturing of our old product was ramped down before the new product was fully ready for manufacturing, resulting in unfavorable manufacturing variances. We also experienced increased raw material levels, increased engineering costs and premium freight associated with this change. We decided that this was a necessary investment and believe that we have reinforced our leadership position in the marketplace with our new product line.

      We continue to see a shift in our sales mix into different distribution channels, with the independent specialty dealer and audio/ video retailer channels seeing declines and the consumer electronics chain and mass merchandise channels seeing growth. This shift has had some positive effects, expanding our product exposure beyond our traditional target market and smoothing out seasonality of our sales. It has also had some negative effects, with results negatively impacted by increased product returns, increased finished goods inventory levels and increased dating of sales terms.

      Sales of our product through independent specialty dealers generally include professional installation; however, sales through the consumer electronics chain and mass merchandise channels are often for self- or third-party installation. This difference in installation practice results in higher returns because self- or third-party installations are more likely to have misapplications of products or have other installation issues. The consumer electronics and mass merchandise channels also tend to have less intervention in the sale and return process than the independent specialty retailers.

      The products we sell through the mass merchandise channels are primarily sourced brands, generally manufactured in China. Sourcing requires us to carry more finished goods inventory due to longer lead times and less flexibility to meet changing demand. The consumer electronics chains and mass merchandisers negotiate longer payment terms than our other channels, which affect our DSO; however, these customers generally pay within terms. In 2003, Wal-mart began carrying our Lighting Audio line. Wal-mart sales of this line were impressive and Wal-mart has expanded our product offerings from 8 SKUs to 13 SKUs for 2004. We anticipate continued growth in the consumer electronics chain and mass merchandise channels in 2004.

      Growth in our home theater business accounted for the 3% drop in the percentage of sales represented by our mobile audio business. NHT, acquired in December 2002, was responsible for most of this growth. NHT required an investment in inventory as its previous owner was in financial difficulty and NHT was inventory-deficient when we purchased them. We would not have been able to meet demand without the investment we made in NHT inventory. The acquisition of NHT has provided incremental sales and expanded home theater distribution channels for our entire line of home products, just as we intended.

      We continue to increase sales in Europe and Canada, but this increase was offset by a decrease in sales in Asia and Latin America. We closed our Japanese subsidiary in the first quarter of 2003 and replaced this sales channel with a distributor relationship and also replaced distributors in several other countries in Asia. We hired an international sales manager, focused on the Asian market, in late 2003. We expect this reorganization of our Asian sales efforts will provide the framework for our Asian market growth strategy. Our increase in sales in Europe was primarily due to the Lighting Audio Fast and Furious 2 promotion, a new drop ship program from our vendors in Asia to our dealers in Europe and Rockford Fosgate’s increased market share.

      We purchased MB Quart GmbH in 2001 to add a premium brand to our mobile audio and home product lines, build on the established reputation of the MB Quart brand, increase our European distribution channels and acquire MB Quart’s engineering design and manufacturing capabilities. MB Quart had been in receivership for some time before we purchased the assets and a restructuring of the business was implemented in 2003. The total cost of the restructuring was $1.8 million, primarily for workforce reduction expenses. In addition, during 2003, we recorded additional tax expense as a result of an increase in the valuation allowance applied against the deferred tax asset related to MB Quart GmbH’s net operating loss carryforward. We believe the restructuring coupled with the redesign of the MB Quart base product line and introduction of new mobile amplifier lines has positioned MB Quart GmbH for a return to profitability in 2004. The combined results of MB Quart GmbH and MB Quart USA remained profitable in 2003.

      Our results for 2003 include the following non-recurring expenses, in addition to the MB Quart GmbH restructuring costs. We restructured several business processes in early 2003 to improve efficiencies and customer service, resulting in a reduction of approximately 8% of our salaried staff in Arizona and Michigan. We continue to defend ourselves against the Fiori patent claim, described in Item 3 Legal Proceedings, and incurred $1.1 million in legal fees related to this case. Finally, we had approximately $860,000 in costs associated with an abandoned acquisition.

      The following table shows, for the years indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Year Ended December 31,

	2001	2002	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.9	63.8	69.2

Gross profit	34.1	36.2	30.8
Operating expenses:
Sales and marketing	15.4	16.2	18.7
General and administrative	10.0	10.4	12.3
Research and development	2.1	3.6	5.0

Total operating expenses	27.5	30.2	36.0

Operating income (loss)	6.6	6.0	(5.2)
Interest and other expense (income), net	0.3	0.0	0.1

Income (loss) before tax	6.3	6.0	(5.3)
Income tax expense (benefit)	2.4	2.3	(1.8)
Minority interest	—	—	(.2)

Net income (loss)	3.9%	3.7%	(3.3)%

      Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of our products as well as warranty, warehousing, freight-in and customer service expenses.

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

  Geographic Distribution of Sales

      Since 2001, our sales to external customers by geographic region were as follows:

	Year Ended December 31,
				%
Region(1)	2001	2002	2003	2003

	(In thousands)
United States	$128,466	$134,150	$138,037	80.2%
Other Americas	9,018	9,557	9,297	5.4
Europe	12,697	16,673	17,037	9.9
Asia	7,571	8,538	7,665	4.5

Total sales	$157,752	$168,918	$172,036	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

      In the following discussion, certain increases or decreases may differ due to rounding.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net Sales. Sales increased by $3.1 million, or 1.8%, to $172.0 million for 2003 from $168.9 million for 2002. The increase in sales was primarily attributable to the addition of sales from our NHT and Q-Logic brands, growth in sales of our mobile audio products through consumer electronic chain and mass merchandise sales channels and increases in OEM sales. The increase in these areas was partially offset by decreases in sales of our mobile audio products through the specialty dealer and audio/video sales channels.

      U.S. sales increased by $3.8 million, or 2.8%, to $138.0 million for 2003 from $134.2 million for 2002, with the increase attributable to the factors discussed above. International sales decreased by $0.7 million, or 2.0%, to $34.0 million for 2003 from $34.7 million for 2002. The reasons for the decrease in international sales are discussed in the Overview above.

      Cost of Goods Sold. Cost of goods sold increased by $11.3 million, or 10.4%, to $119.0 million for 2003 from $107.7 million for 2002. As a percent of sales, cost of goods sold increased to 69.2% for 2003 from 63.8% for 2002. The primary reasons for the increase as a percent of sales were the unfavorable capacity variance caused by the Rockford Fosgate product line changeover at the end of 2003 and the manufacturing portion of MB Quart restructuring, in the amount of $1.6 million.

      Sales and Marketing Expenses. Sales and marketing expenses increased by $4.8 million, or 17.5%, to $32.2 million for 2003 from $27.4 million for 2002. As a percent of sales, sales and marketing expenses increased to 18.7% for 2003 from 16.2% for 2002. The increase was due to increased marketing efforts on the brands and products we acquired in 2001 and 2002, the Fast and Furious 2 royalty and $0.3 million of our Arizona restructuring charges that were related to sales and marketing changes

      General and Administrative Expenses. General and administrative expenses increased by $3.4 million, or 19.2%, to $21.1 million for 2003 from $17.7 million for 2002. General and administrative expenses include the abandoned acquisition costs of approximately $0.9 million, $0.3 million in restructuring charges and the incremental costs of NHT, which are significant reasons for the increase from 2002. As a percent of sales, general and administrative expenses increased to 12.3% for 2003 from 10.4% for 2002.

      Research and Development Expenses. Research and development expenses increased by $2.6 million, or 43.3%, to $8.6 million for 2003 from $6.0 million for 2002. As a percent of sales, these expenses increased to 5.0% for 2003 from 3.6% for 2002. The increase was primarily due to product development costs relating to our redesign of the Rockford Fosgate product line and the continuing development of our Omnifi products.

      Operating Income (Loss). Operating income (loss) decreased by $19.0 million, or 188.1%, to ($8.9) million for 2003 from $10.1 million for 2002. As a percent of sales, operating (loss) decreased to (5.2)% for 2003 from operating income of 6.0% for 2002. This decrease is primarily attributable to the relaunch of our Rockford Fosgate product line, the decrease in international sales, the restructuring costs and costs related to the abandoned acquisition.

      Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and currency gains and losses. Interest and other expense (income), net, increased by $0.4 million to result in expense of $0.3 million for 2003 compared to income of less than $0.1 million for 2002. The increase was primarily due to additional interest expense on the increased borrowings on our line of credit resulting from the business acquisitions made in 2001 and 2002 combined with increased levels of inventory and accounts receivable resulting from the changes in our business described in the Overview above and an increase in the interest rate as a result of our covenant default.

      Income Tax (Benefit) Expense. Income tax (benefit) expense decreased by $7.0 million to a benefit of $3.1 million for 2003 from $3.9 million of expense for 2002. The effective income tax rates were 35.0% for 2003 and 38.3% for 2002. The primary reason for this decrease in the effective tax rate was the effect of the valuation allowance recorded with respect to the MB Quart GmbH net operating loss carryforward, which decreased the 2003 tax benefit. The effective rate for 2003 net of the MB Quart GmbH valuation reserve was

41.4%. The increase of 3.1% from 2002 to the adjusted 2003 rate was primarily due to the impact of MB Quart GmbH’s results at Germany’s higher tax rate and a new requirement to file taxes in California as a result of our acquisition of NHT.

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

      U.S. sales increased by $5.7 million, or 4.4%, to $134.2 million for 2002 from $128.5 million for 2001, with the increase attributable to the factors discussed above. International sales increased by $5.4 million, or 18.4%, to $34.7 million for 2002 from $29.3 million for 2001. This increase was primarily due to increased sales in Europe, Canada and Asia offset by a slight decrease in sales in Latin America, due in part to the termination and replacement of our Rockford Fosgate distributor in Latin America.

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

      Research and Development Expenses. Research and development expenses increased by $2.7 million, or 81.0%, to $6.0 million for 2002 from $3.3 million for 2001. As a percent of sales, these expenses increased to 3.6% for 2002 from 2.1% for 2001. The increase was primarily due to increased legal costs associated with the defense of the Fiori patent matter and personnel and product development costs relating to our MB Quart and Q-Logic brands and our acquired SimpleDevices business.

      Operating Income. Operating income decreased by $0.4 million, or 4.4%, to $10.1 million for 2002 from $10.5 million for 2001. As a percent of sales, operating income decreased to 6.1% for 2002 from 6.6% for 2001. This decrease is primarily attributable to increased general and administrative expenses associated with higher overhead cost structures for our MB Quart and Q-Logic brands and our acquired SimpleDevices business and increased research and development expenses associated with legal costs relating to the defense of the Fiori patent matter.

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

Quarterly Results of Operations

      Our sales on a quarterly basis reflect the seasonality of the mobile audio aftermarket business. Sales are generally greater during the first and second quarters of each calendar year and lower during the third and fourth quarters, with our lowest sales typically occurring during the fourth quarter. In 2003, the market weakened even further in the second half of the year. Our NHT business and the consumer electronic chain and mass merchandise channels have seasonality that somewhat offsets this core business, with higher sales in the 3rd and 4th quarters. We are starting to see the impact of these shifts but expect our business to remain seasonal for the foreseeable future.

      The following tables show selected consolidated quarterly statements of operations data derived from our unaudited financial statements for each of the eight quarters ended December 31, 2003, and also show that data expressed as a percent of sales for the periods indicated. We believe these unaudited financial results were prepared on a basis consistent with our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our consolidated results of operations for those periods. The results of operations for any quarter are not necessarily indicative of the results of any future period.

Consolidated Statement of Operations Data

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(In thousands, except per share data)
Net sales	$43,734	$51,228	$40,583	$33,373	$39,624	$56,568	$39,496	$36,348
Cost of goods sold	27,212	31,199	26,315	23,021	26,785	36,241	28,816	27,127

Gross profit	16,522	20,029	14,268	10,352	12,839	20,327	10,680	9,221
Operating expenses:
Sales and marketing	7,244	7,594	6,302	6,231	7,397	9,680	7,854	7,314
General and administrative	4,651	5,925	4,539	2,601	5,419	5,768	4,915	5,015
Research and development	976	1,148	1,805	2,086	2,234	2,113	2,004	2,251

Total operating expenses	12,871	14,667	12,646	10,918	15,050	17,561	14,773	14,580

Operating income (loss)	3,651	5,362	1,622	(566)	(2,211)	2,766	(4,093)	(5,359)
Interest and other expense (income), net	184	(337)	278	(199)	(48)	(285)	544	56

Income (loss) before income taxes	3,467	5,699	1,344	(367)	(2,163)	3,051	(4,637)	(5,415)
Income tax expense (benefit)	1,289	2,112	519	(17)	(1,047)	1,302	(1,692)	(1,613)

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

	(In thousands, except per share data)
Income (loss) before minority interest	2,178	3,587	825	(350)	(1,116)	1,749	(2,945)	(3,802)
Minority interest	—	—	—	(40)	(170)	(85)	(212)	17

Net income (loss)	$2,178	$3,587	$825	$(310)	$(946)	$1,834	$(2,733)	$(3,819)

Net income (loss) per common share:

Basic	$0.26	$0.42	$0.10	$(0.04)	$(0.11)	$0.21	$(0.31)	$(0.43)

Diluted	$0.24	$0.38	$0.09	$(0.04)	$(0.11)	$0.20	$(0.31)	$(0.43)

Weighted average shares
Basic	8,275	8,508	8,656	8,712	8,881	8,829	8,899	8,967

Diluted	9,216	9,384	9,406	8,712	8,881	9,188	8,899	8,967

	Percent of Sales for the Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2002	2002	2002	2002	2003	2003	2003	2003

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.2	60.9	64.8	69.0	67.6	64.1	73.0	74.6

Gross profit	37.8	39.1	35.2	31.0	32.4	35.9	27.0	25.4
Operating expenses:
Sales and marketing	16.6	14.8	15.5	18.6	18.7	17.1	19.9	20.1
General and administrative	10.7	11.6	11.2	7.8	13.7	10.2	12.4	13.8
Research and development	2.2	2.2	4.5	6.3	5.6	3.7	5.1	6.2

Total operating expenses	29.5	28.6	31.2	32.7	38.0	31.0	37.4	40.1

Operating income (loss)	8.3	10.5	4.0	(1.7)	(5.6)	4.9	(10.4)	(14.7)
Interest and other expense (income), net	0.4	(0.6)	0.7	(0.6)	(0.1)	0.5	1.4	0.2

Income (loss) before income taxes	7.9	11.1	3.3	(1.1)	(5.5)	5.4	(11.8)	(14.9)
Income tax expense (benefit)	2.9	4.1	1.3	(0.1)	(2.7)	2.3	(4.3)	(4.4)

Income (loss) before minority interest	5.0%	7.0%	2.0%	(1.0)	(2.8)%	3.1%	(7.5)%	(10.5)
Minority interest	0.0	0.0	0.0	(0.1)	(0.4)	0.1	(0.6)	0.0

Net income (loss)	5.0%	7.0%	2.0%	(0.9)%	(2.4)%	3.2%	(6.9)%	(10.5)%

Liquidity and Capital Resources

      We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. The relaunch of the Rockford Fosgate product line, distribution channel shifts, continuing investment in acquired companies and non-recurring expenses, discussed in Results of Operation, Overview, all had negative impacts on our cash flow from operations. Our cash flow used in operations was $9.7 million for the year ended December 31, 2003 compared to $4.9 provided by operations for the year ended December 31, 2003. We relied on bank borrowings to finance the negative cash flow from operations and purchases of property and equipment. We anticipate our expected return to profitability coupled with our focus on decreasing inventory levels will improve our cash flow from operations in 2004. We will continue to rely on our credit facility to finance operations and purchases of property and equipment until we achieve the improvements in our operating cash flows.

      Financing activities had the most significant impact on our cash flows for 2003. As of December 31, 2003, we had a balance of $22.7 million on our $30.0 million bank credit facility that consisted of a swing line of credit and a revolving line of credit. The balance at December 31, 2002 was $8.5 million. The increase was due to continuing investments in acquired companies and funding of the negative cash flow from operations. The swing line of credit had a variable interest rate per annum of Prime plus 100 basis points. The revolving line of credit had a blended variable interest rate of LIBOR plus 300 basis points. As of December 31, 2003, the bank credit facility had a annual weighted average interest rate of 3.8% per annum.

      As of December 31, 2003, we were not in compliance with several of the debt covenants relating to the minimum required consolidated fixed charge coverage ratio, the consolidated total leverage ratio, and 3-month rolling EBITDA. Because the current facility was scheduled to expire July 5, 2004 and because of the covenant violations, the entire $22.7 million credit facility balance is classified as a current liability as at December 31, 2003. This facility was replaced on March 29, 2004.

      We entered into a 3-year $45.0 million asset based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004. This credit facility replaced the $30 million revolving credit facility previously maintained with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility is collateralized by substantially all of our assets and has a variable interest rate of LIBOR plus 250 basis points. In addition, the covenants limit the payment of dividends; however, Rockford has not historically paid dividends.

      In addition, Rockford entered into a one-year term loan agreement with Hilco Capital, LP in the amount of $4 million on March 29, 2004. This term loan is junior to the $45.0 million senior credit facility with Congress Financial Corporation (Western) and is also collateralized by substantially all of our assets. This facility has a variable interest rate of the LaSalle Bank Rate/ Prime plus 450 basis points. Both facilities require that we maintain certain minimum levels of debt service coverage and also limit capital expenditures annually.

      Bank One notified Rockford in March 2004 that the covenant violations under our senior credit facility at December 31, 2003 caused us to be in violation of our lease agreements due to a cross-default clause. We are in the process of negotiating with Bank One to waive the violation and plan to seek a new capital lease facility if Bank One does not waive the default. The amount outstanding on these leases at December 31, 2003 was $1.4 million, $0.6 million of this amount was due after 2004 and has been reclassified as current due to the covenant violation.

      We had working capital of $38.1 million at December 31, 2003, compared to $52.4 million at December 31, 2002.

      The significant components of working capital for the year ended December 31, 2003 include:

Cash and cash equivalents was $0.7 million as at December 31, 2003 versus $0.3 million as at December 31, 2002. Our cash and cash equivalent balance increased as a result of increased borrowings on our line of credit offset by the negative cash flow from operations. Changes in currency exchange rates had the effect of increasing cash by $2.2 million in 2003 and $1.5 million in 2002 due to the continued weakness of the US Dollar against major foreign currencies including the Euro and the Canadian Dollar. During 2003, Rockford entered into several Canadian dollar forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net income. There were no outstanding forward contracts as of December 31, 2003.

Our net accounts receivable were $34.9 million, or 86.3 days sales outstanding (DSO) at December 31, 2003 compared to $32.9 million, or 88.7 DSO at December 31, 2002. The increase in accounts receivable balances is due primarily to higher revenues. Our DSO improved through strict management of credit policies and focused collection efforts despite the affect of the shifting distribution channels and competitive pressure to extend terms.

Net inventory increased $4.7 million, from $32.4 million at December 31, 2002 to $37.1 million at December 31, 2003. This increase was due to increased raw material requirements for the Rockford Fosgate product line redesign, increased finished goods inventory to support our consumer electronics chain and mass merchandise channels and investments in inventory for NHT and the Omnifi launch. We have implemented various inventory reduction initiatives including quicker response time from offshore vendors, managing key components of inventory levels to shorten response time to market changes and continued focus on the launch of our Omnifi product line. We anticipate that these initiatives will result in gradually decreasing inventory levels.

Income taxes receivable increased $1.2 million, from $1.8 million at December 31, 2002 to $3.1 million at December 31, 2003. This increase was due to refunds due on estimated payments made in early 2003 and the anticipated carryback of 2003 tax losses.

Accounts payable decreased $1.3 million, from $10.8 million at December 31, 2002 to $9.4 million at December 31, 2003. This decrease was due to the winding down of raw material purchases on the end-of-life Rockford Fosgate line, delays in the launch of the new Rockford Fosgate line and tightened control of spending.

Other accrued expenses increased $0.9 million, from $6.1 million at December 31, 2002 to $7.0 million at December 31, 2003. The primary reason for this increase was the increase in business with Best Buy and the related trailing marketing programs.

The current portion of notes payable, long-term debt and capital lease obligations increased $23.1 million, from $1.3 million at December 31, 2002 to $24.3 million at December 31, 2003. The treatment of our credit facility as a current liability reduced our working capital by the entire $22.7 million balance of that facility. All balances over one year on the new facilities will be classified as long-term as long as we remain in compliance with our debt covenants, which we anticipate. This change should bring working capital back in line with historic levels.

      Investing activities utilized cash of $9.7 million in 2002 versus $6.3 million in 2003. The year ended December 31, 2002 included $2.4 million related to acquisitions of businesses. Capital expenditures, the primary use of cash from investing activities, were $6.8 million for 2002 versus $6.2 million for 2003. We continue seeking to improve management of our capital spending and have implemented more stringent payback requirements for approval of capital spending. Our capital spending is primarily in tooling for specific production lines, general machinery and equipment to support manufacturing and computer hardware and software to support our operations. We do not anticipate any significant changes in our future capital spending requirements.

Off Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would have been established for the purpose of facilitating off-balance sheet arrangements. As of December 31, 2003, we are not involved in any unconsolidated VIE transactions.

Contractual Obligations as of December 31, 2003

      We had certain cash obligations at December 31, 2003 due as follows (dollars in thousands)

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term Debt	$22,913	$22,913
Capital Lease Obligations	$1,475	$1,475
Operating Leases	$9,024	$2,954	$3,716	$1,999	$355

      We did not have any material outstanding noncancelable purchase obligations at December 31, 2003. One of our vendor sourcing agreements includes contractual terms that would require us to pay for any excess raw materials in the event the program is terminated and honor submitted purchase orders if we attempt to cancel after a stated production lead time. Several other sourcing agreements require us to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. We do not anticipate significant liability in connection with these contractual requirements.

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

      Revenue Recognition. We recognize revenue pursuant to Staff Accounting Bulletin No. 101 and 104, Revenue Recognition in Financial Statements. Accordingly, we recognize revenue and record sales, net of related discounts, when all of the following criteria are met:

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

      We also record reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on adjusted historical rates. The historical rates are adjusted based on new contracts and programs and specific knowledge of customer accounts. Should a greater proportion of customers return product or redeem incentives than we estimate, we may need to make additional reductions to revenue.

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

      Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and no longer recognize amortization expense related to goodwill.

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

      We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and performed an additional test as at December 31, 2003. In both instances we determined that our goodwill is not impaired and it is not necessary to undertake the second step in the two-step process. During the year ended December 31, 2003, we did not record any impairment losses related to goodwill and other intangible assets.

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts, based on adjusted historical rates, for estimated losses resulting from the inability of our customers to make required payments. The historical rates are adjusted based on a review of our aging trends and specific knowledge of customer accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

      Excess and Obsolete Inventory. We maintain a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We review information such as quantity on hand versus forecasted uses and inventory aging listings to assist in this assessment. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs might be required. Any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

      Warranty. We maintain a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet our standard warranty against defects in material and workmanship. Should actual product failure rates differ from our estimates, revisions to our estimated accruals would be required.

      Income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

      We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision, or decrease our benefit, by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2003, we had valuation reserves as described in Note 7 in the Notes to Consolidated Financial Statements.

      Inflation. Inflation has not had a significant impact on our operations since we operate in a market that requires continuing price decreases. We do not anticipate that inflation will not have a significant impact on our operations.

New Accounting Standards

      Effective January 1, 2003 we adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. Upon adoption, gains and losses on certain future debt extinguishment, if any, are recorded in pre-tax income. The adoption of SFAS 145 did not have an effect on our consolidated financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered in to or modified after June 30, 2003. We have only limited involvement with derivative financial instruments, do not use them for trading purposes and are not a party to any leveraged derivatives. However, we periodically enter into forward exchange contracts to hedge some of our foreign currency exposure. Our adoption of SFAS 149 did not have a material effect on our consolidated financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our holdings of cash equivalents are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and the relatively small cash balances we carry. At December 31, 2003, we had a balance of $22.7 million outstanding on our $30.0 million bank credit facility, which is also subject to interest rate fluctuations.

      The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. Historically, our exposure to currency exchange rate fluctuations was modest due to the fact that we sold our products primarily in U.S. dollars and held only a small percentage of our assets outside the U.S. However, we conduct a growing portion of our business in foreign currency and are increasing our billings in local currencies in Japan, Canada and Europe. During 2003, $26.6 million or 15.4% of our sales were denominated in a currency other than U.S. dollars.

      During the first quarter of 2003 our Board of Directors approved and we began to implement a new foreign currency hedging policy. The goal of the program is to provide stability to the U.S. Dollar values of non-functional currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations. During the year ended December 31, 2003, Rockford entered into several Canadian dollar forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net income (loss). At December 31, 2003, there were no outstanding forward contracts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Rockford Corporation

      We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries (Rockford) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and schedule are the responsibility of Rockford’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 13, 2004,
except for Note 16 for which
the date is March 29, 2004

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$304	$716
Accounts receivable, less allowances of $2,996 and $3,014 at December 31, 2002 and 2003, respectively	32,890	34,874
Inventories, net	32,445	37,142
Deferred income taxes	5,160	5,965
Income taxes receivable	1,844	3,064
Prepaid expenses and other	4,395	3,985

Total current assets	77,038	85,746
Property and equipment, net	15,262	16,296
Deferred income taxes	292	151
Goodwill, net	6,890	7,118
Other assets	1,708	1,987

Total assets	$101,190	$111,298

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,753	$9,419
Accrued salaries and incentives	1,978	2,044
Accrued warranty	4,595	4,789
Other accrued expenses	6,105	7,011
Current portion of notes payable, long-term debt and capital lease obligations	1,253	24,345

Total current liabilities	24,684	47,608
Notes payable and long-term debt, less current portion	8,611	—
Capital lease obligations, less current portion	1,416	—
Minority interest	933	483
Shareholders’ equity
Common stock, $.01 par value. Authorized shares — 40,000,000
Issued shares — 8,747,197 and 9,010,663 shares at December 31, 2002 and 2003, respectively	87	90
Additional paid-in capital	35,131	36,228
Retained earnings	29,198	23,534
Accumulated other comprehensive income	1,130	3,355

Total shareholders’ equity	65,546	63,207

Total liabilities and shareholders’ equity	$101,190	$111,298

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share data)
Net sales	$157,752	$168,918	$172,036
Cost of goods sold	103,904	107,747	118,969

Gross profit	53,848	61,171	53,067
Operating expenses:
Sales and marketing	24,228	27,370	32,245
General and administrative	15,771	17,718	21,117
Research and development	3,322	6,014	8,602

Total operating expenses	43,321	51,102	61,964

Operating income (loss)	10,527	10,069	(8,897)
Other expense (income):
Interest	455	528	1,093
Other expense (income)	93	(602)	(826)

Income (loss) before income taxes	9,979	10,143	(9,164)
Income tax expense (benefit)	3,756	3,903	(3,050)

Income (loss) before minority interest	6,223	6,240	(6,114)
Minority interest	—	(40)	(450)

Net income (loss)	$6,223	$6,280	$(5,664)

Income (loss) per common share:
Basic	$0.77	$0.74	$(0.64)

Diluted	$0.70	$0.68	$(0.64)

Weighted average shares:
Basic	8,109	8,540	8,866

Diluted	8,913	9,301	8,866

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

	(In thousands)
Balance at December 31, 2000	7,997	$80	$29,504	$16,695	$53	$46,332
Currency translation	—	—	—	—	(437)	(437)
Net income	—	—	—	6,223	—	6,223

Comprehensive income						5,786
Exercise of stock options	149	1	440	—	—	441
Issuance of shares for employee stock purchase plan	51	1	397	—	—	398

Balance at December 31, 2001	8,197	$82	$30,341	$22,918	$(384)	$52,957
Currency translation	—	—	—	—	1,514	1,514
Net income	—	—	—	6,280	—	6,280

Comprehensive income						7,794

Exercise of stock options	500	5	1,039	—	—	1,044
Tax benefit related to non-qualified option exercises	—	—	3,453	—	—	3,453
Issuance of shares for employee stock purchase plan	50	—	298	—	—	298

Balance at December 31, 2002	8,747	$87	$35,131	$29,198	$1,130	$65,546
Currency translation	—	—	—	—	2,225	2,225
Net loss	—	—	—	(5,664)	—	(5,664)

Comprehensive loss						(3,439)

Exercise of stock options	174	2	575	—	—	577
Tax benefit related to non-qualified option exercises	—	—	126	—	—	126
Issuance of shares for employee stock purchase plan	90	1	396	—	—	397

Balance at December 31, 2003	9,011	$90	$36,228	$23,534	$3,355	$63,207

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Operating activities
Net income (loss)	$6,223	$6,280	$(5,664)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,880	4,475	5,041
(Gain) loss on sale of property and equipment	(6)	(10)	5
Deferred income taxes	834	(95)	(664)
Provision for doubtful accounts	969	861	746
Provision for inventory allowances	1,332	1,490	2,168
Minority interest	—	(40)	(450)
Changes in operating assets and liabilities:
Accounts receivable	2,359	(4,757)	(2,837)
Inventories	(3,403)	(4,616)	(6,865)
Prepaid expenses and other	(522)	782	324
Accounts payable	1,093	(105)	(1,349)
Accrued salaries and incentives	(1,743)	(473)	66
Accrued warranty	(113)	(265)	194
Income taxes payable (receivable)	(2,334)	1,045	(1,220)
Other accrued expenses	(1,020)	343	805

Net cash provided by (used in) operating activities	7,549	4,915	(9,700)
Investing activities
Purchases of property and equipment	(5,300)	(6,751)	(6,148)
Proceeds from sale of property and equipment	6	10	18
Acquisitions of business, net of cash acquired	(11,292)	(2,413)	357
Decrease (increase) in other assets	123	(572)	(506)

Net cash used in investing activities	(16,463)	(9,726)	(6,279)
Financing activities
Net proceeds from notes payable and long-term debt	1,122	1,723	14,135
Proceeds from (payments on) notes payable and long-term debt	7,910	(1,109)	(22)
Payments on capital lease obligations	(859)	(766)	(1,047)
Proceeds from employee stock purchase plan	398	298	298
Proceeds from exercise of stock options and warrants	441	1,044	802

Net cash provided by financing activities	9,012	1,190	14,166
Effect of exchange rate changes on cash	(437)	1,514	2,225

Net (decrease) increase in cash and cash equivalents	(339)	(2,107)	412
Cash and cash equivalents at beginning of year	2,750	2,411	304

Cash and cash equivalents at end of year	$2,411	$304	$716

Supplemental disclosures of cash flow information

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Organization and Description of Business

      Rockford Corporation and subsidiaries (Rockford) designs, manufactures and distributes high performance audio systems for the mobile, professional and home theater audio markets. Rockford designs, manufacturers and distributes high performance mobile audio systems and supplies under the Rockford Fosgate, Lightning Audio, Q-Logic, MB Quart, Omnifi, and InstallEdge.com brands. Rockford sells professional audio products under the NHT, MB Quart and Hafler brand names and home theater audio products under the NHT, MB Quart, Fosgate Audionics , and Omnifi brand names. Rockford sells mobile and home products incorporating the SimpleDevices technology under the Omnifi brand name.

      Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing facilities are located in Tempe, Arizona; Grand Rapids, Michigan; Stillwater, Oklahoma; and Obrigheim, Germany. Rockford uses warehouses located in the United States, Germany and Singapore.

Principles of Consolidation

      The consolidated financial statements include the accounts of Rockford and its wholly and majority owned subsidiaries in the United States, Germany, Singapore and Japan. Significant intercompany accounts and transactions have been eliminated in consolidation. In 2003, Rockford dissolved its Japanese subsidiary, and accordingly, at December 31, 2003, the financial statements do not include any accounts related to the Japanese subsidiary.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with insignificant interest rate risk with remaining maturities of three months or less when acquired. Rockford’s investments have consisted of commercial paper, certificates of deposit with remaining maturities of three months or less from the time of purchase and money market accounts.

Fair Value of Financial Instruments

      At December 31, 2003, Rockford has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued salaries and incentives, accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of capital lease obligations, notes payable and long-term debt approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

Derivative Financial Instruments

      Effective January 1, 2001, Rockford adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 137 and SFAS No. 138, which revises the accounting and disclosure requirements related to derivative financial instruments. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities at fair value. During 2003, Rockford entered into several foreign forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net loss. At December 31, 2003, Rockford did not have any outstanding forward contracts.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Rockford recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectability is reasonably assured.

      Additionally, Rockford recognizes revenue from the sale of software in accordance with SOP 97-2, Software Revenue Recognition. Revenue is recorded from packaged software and license fees when persuasive evidence of an arrangement exists, the software product has been shipped, the fees are fixed and determinable, collectibility is reasonably assured and vendor-specific objective evidence of fair value exists for any undelivered products or services (“elements”) of the arrangement.

      Rockford also records reductions to revenue for estimated customer returns and additional sales incentive offerings such as growth and volume incentive rebates and prompt pay discounts based on historical rates. Should a greater proportion of customers return product or redeem incentives than estimated, Rockford may be required to make additional reductions to revenue.

Shipping and Handling Costs

      Rockford records product-shipping costs as freight expense in direct sales and marketing expense. Freight expense for the years ended December 31, 2001, 2002 and 2003 was approximately $3,978,000, $5,469,000 and $6,424,000, respectively.

Accounts Receivable

      Rockford sells its products principally to mobile audio, home audio, and professional audio dealers primarily in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to a large retail reseller of consumer electronics in the United States and Canada and a large discount chain in the United States. At December 31, 2002 and 2003, net accounts receivable includes approximately $7,436,000 and $1,247,000, respectively, due from overseas businesses.

      Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the allowance for accounts receivable at December 31, 2002 and 2003, approximately $2,262,000 and $2,435,000, respectively, for doubtful accounts. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

      Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers for invoices paid under 40 to 60 days of issuance. Rockford has included in its allowance for accounts receivable at December 31, 2002 and 2003, approximately $734,000 and $579,000, respectively, with respect to customers expected to use such discounts after year-end. Should a greater proportion of customers take advantage of these discounts than estimated by Rockford, additional reductions to revenue might be required.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories consist principally of raw materials of electronic and mechanical components used in the manufacturing of amplifier and speaker systems and finished goods. Inventories are carried at the lower of cost or market. Rockford uses a standard costing system.

      Rockford maintains a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those Rockford projected, additional inventory write-downs might be required.

Property and Equipment

      Property and equipment is stated at cost. Depreciation and amortization are computed principally on the straight-line method for financial reporting purposes over a two to ten year life. The building acquired in the MB Quart acquisition, located in Obrigheim, Germany, is being depreciated over a period of 25 years. Leasehold improvements are amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the asset. Rockford capitalizes internally developed software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

      Prior to January 1, 2002, Rockford amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, Rockford began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. As at December 31, 2003, Rockford had gross goodwill of $7,291,000 and accumulated amortization of $401,000 as of December 31, 2002 and gross goodwill of $7,493,000 and accumulated amortization of $375,000 as of December 31, 2003. For the years ended December 31, 2002 and December 31, 2003, Rockford did not recognize amortization expense related to goodwill. Rockford completed two acquisitions in the third quarter of 2001 and two acquisitions in the fourth quarter of 2002 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in income from continuing operations before income taxes of approximately $168,000 for the year ended December 31, 2002 and a decrease in net loss from continuing operations of approximately $168,000 for the year ended December 31, 2003.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In assessing the recoverability of Rockford’s goodwill and other intangibles, Rockford must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Rockford may be required to record impairment charges for these assets not previously recorded. Some factors considered important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Decline in Rockford’s market capitalization relative to net book value; and

•	Significant negative industry or economic trends.

      Rockford has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Rockford performed the first of the required impairment tests for goodwill as at December 31, 2002 and another test as at December 31, 2003 and determined that goodwill was not impaired and it was not necessary to record any impairment losses related to goodwill and other intangible assets.

      Income (loss), basic income (loss) per share and diluted income (loss) per share for the years ended December 31, 2001, 2002 and 2003, respectively, adjusted to exclude amortization expense no longer required due to the adoption of SFAS No. 142, are as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except per share
	data)
Reported net income (loss)	$6,223	$6,280	$(5,664)
Add back: goodwill amortization	107	—	—

Adjusted net income (loss)	$6,330	$6,280	$(5,664)

Reported income (loss) per share — basic	$0.77	$0.74	$(0.64)
Add back: goodwill amortization	0.01	—	—

Adjusted income (loss) per share — basic	$0.78	$0.74	$(0.64)

Reported income (loss) per share — diluted	$0.70	$0.68	$(0.64)
Add back: goodwill amortization	0.01	—	—

Adjusted income (loss) per share — diluted	$0.71	$0.68	$(0.64)

Advertising

      Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 2001, 2002 and 2003 was approximately $1,912,000, $2,365,000 and $2,881,000, respectively.

Income Taxes

      Rockford accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date.

      Rockford assesses the likelihood that it will able to recover its deferred tax assets. If recovery is not likely, Rockford must increase the provision, or decrease the benefit, by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. As of December 31, 2003, Rockford had valuation reserves as described in Note 7.

Income (Loss) per Common Share

      Rockford reports income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted income per share includes the dilutive effects of options, warrants and convertible securities.

Significant Customer

      Rockford has sales to one customer representing 16.3 percent, 21.1 percent and 25.9 percent of net sales for the years ended December 31, 2001, 2002 and 2003, respectively. That same customer accounted for approximately 16% and 30% of the accounts receivable balance at December 31, 2002 and 2003, respectively.

Foreign Currency Translation

      Rockford has translated the financial statements of foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the current exchange rates at the balance sheet date and shareholder’s equity accounts were translated at historical exchange rates. Amounts reported in the statements of operations have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of shareholders’ equity. The effect on the statements of operations of transaction gains and losses is insignificant.

Stock Based Compensation

      Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair market value of the underlying shares is determined by the market price at the date of the grant. Rockford accounts for stock options using the intrinsic value method, in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Rockford has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, recognizes no compensation expense for the employee stock option grants. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents the effect on income (loss) and income (loss) per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except
	per share data)
Income (loss) as reported	$6,223	$6,280	$(5,664)
Proforma SFAS No. 123 expense	(327)	(327)	(402)

Proforma net income (loss)	$5,896	$5,953	$(6,066)

Proforma income (loss) per common share
Basic	$0.74	$0.70	$(0.68)

Diluted	$0.66	$0.64	$(0.68)

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. See Note 8 for further discussion of Rockford’s stock-based employee compensation.

     Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include the assessment of recoverability of goodwill, the valuation of inventory, the recognition and measurement of income tax assets and liabilities and the determination of appropriate reserves for customer returns, discount programs and warranty returns. The actual results experienced by Rockford may differ from management’s estimates.

Reclassifications

      Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform them to the 2003 presentation.

New Accounting Pronouncements

      Effective January 1, 2003 Rockford adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. The adoption of SFAS 145 did not have an effect on Rockford’s consolidated financial position, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Rockford currently has no contractual relationship or

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on Rockford’s consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered in to or modified after June 30, 2003. Rockford has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, Rockford periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. Rockford’s adoption of SFAS 149 did not have a material effect on its consolidated financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Rockford currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on Rockford’s consolidated financial position, results of operations or cash flows.

2.	Acquisitions

      Now Hear This (NHT). On December 26, 2002, Rockford acquired the NHT (Now Hear This) business and assets from Recoton Corporation. The assets acquired and liabilities assumed were recorded at their fair values at the date of the acquisition. The remaining portion of the purchase price was assigned to goodwill in the amount of $261,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of NHT were included in Rockford’s consolidated results of operations beginning December 26, 2002. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

      SimpleDevices, Inc. On October 17, 2002, Rockford purchased 63,336,955 shares of common stock of SimpleDevices, Inc. These shares represent approximately 76% of SimpleDevices’ outstanding common stock as at December 31, 2003. Rockford’s investment of $3.5 million was paid to SimpleDevices, not to its shareholders, and is being used for working capital, the payment of a convertible promissory note and for other corporate purposes. Rockford financed the investment price using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to goodwill in the amount of $563,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of SimpleDevices were included in Rockford’s consolidated results of operations effective October 1, 2002, excluding minority interest. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

      MB Quart. On September 1, 2001, Rockford acquired MB Quart GmbH as a subsidiary of Rockford’s existing German subsidiary, Rockford Europe. Through MB Quart GmbH, Rockford entered into agreements with Dr. Werner Schreiber, a receiver appointed under German bankruptcy law to manage the business of MB Quart Akustik GmbH. Under these agreements, MB Quart GmbH acquired substantially all of the operating assets of MB Quart Akustik GmbH, and Rockford directly acquired all of the stock of the U.S. subsidiary, M.B. Quart Electronics (USA), Inc. Rockford paid approximately $6 million for all of these assets. Rockford financed the purchase price, as well as working capital requirements for this acquired business, using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the date of acquisition. The remaining portion of the purchase price was assigned to property and equipment with $248,000 being assigned to goodwill. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of MB Quart were included in Rockford’s consolidated results of operations beginning on September 1, 2001. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

      Audio Innovations. On August 1, 2001, Rockford acquired the Audio Innovations business by purchasing all of the outstanding shares of common stock of Audio Innovations, Inc., an Oklahoma corporation. Rockford paid the shareholders of Audio Innovations $4 million ($3.8 million cash and $0.2 million payable to the selling shareholders) at the closing and paid approximately $1.9 million to settle outstanding Audio Innovations debt. Rockford also anticipates making payments of $500,000 to the selling shareholders over the three years after the closing if Audio Innovations meets agreed upon profitability and sales goals; Rockford paid $161,000 and $135,000 of this amount in 2002 and 2003, respectively. Rockford financed the purchase price using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition with $3.9 million recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Audio Innovations were included in Rockford’s consolidated results of operations beginning on August 1, 2001. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

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

3.	Inventories

      Inventories consisted of the following:

	December 31,

	2002	2003

	(In thousands)
Raw materials	$9,053	$9,698
Work in progress	2,330	1,548
Finished goods	24,386	30,114

	35,769	41,360
Less allowances	(3,324)	(4,218)

	$32,445	$37,142

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2002	2003

	(In thousands)
Land	$421	$505
Building	1,195	1,374
Machinery and equipment	19,500	21,316
Tooling equipment	9,331	6,223
Leasehold improvements	3,152	3,288
Furniture and fixtures	2,249	2,814
Computer software	2,663	4,605
Construction in process	2,846	1,585

	41,357	41,710
Less accumulated depreciation and amortization	(26,095)	(25,414)

	$15,262	$16,296

5. Notes Payable and Long-Term Debt

      Notes payable and long-term debt consisted of the following:

	December 31,

	2002	2003

	(In thousands)
$30,000,000 line of credit with a lender collateralized by substantially all assets. Swing line and revolving line interest payments at Prime and LIBOR plus 100 and 300 basis points, respectively. All remaining principal and interest is due and payable July 2004. Borrowings under this line of credit are limited to a borrowing base as defined and adjusted in the agreement	$8,461	$22,746
Other	339	167

	8,800	(22,913)
Less current portion	(189)	(22,913)

	$8,611	$—

      Interest payments were approximately $455,000, $528,000 and $1,093,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

      At December 31, 2003, Rockford had $7,254,000 available on its $30,000,000 bank credit facility. This credit facility contains covenants that place various restrictions on financial ratios, levels of indebtedness and capital expenditures, among other things. As of December 31, 2003, Rockford was not in compliance with several of the debt covenants relating to the minimum required consolidated fixed charge coverage ratio, the consolidated total leverage ratio, and 3-month rolling EBITDA. Because the current facility was scheduled to expire July 5, 2004 and because of the covenant violations, the entire $22.7 million credit facility balance is classified as a current liability as at December 31, 2003. The facility was replaced March 29, 2004, as more fully described in Note 16.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Leases

      Rockford leases equipment under capital leases. Rockford also leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through September 2009.

      Property and equipment includes the following amounts for leases that have been capitalized:

	December 31,

	2002	2003

	(In thousands)
Equipment	$7,179	$7,179
Less accumulated amortization	(5,038)	(6,162)

	$2,141	$1,017

      Amortization of leased assets is included in depreciation and amortization expense.

      During the years ended December 31, 2001 and 2002, Rockford acquired approximately $1,276,000 and $1,608,000 of equipment under capital leases, respectively. No assets were acquired under capital leases in 2003.

      Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

	Capital Leases	Operating Leases

	(In thousands)
2004	$1,475	$2,954
2005		2,462
2006	—	1,254
2007	—	1,017
2008	—	982
Thereafter	—	355

Total minimum lease payments	1,475	$9,024

Less amounts representing interest	(43)

Present value of net minimum lease	1,432
Less current portion	(1,432)

	$—

      Total rental expense for all operating leases was approximately $2,545,000, $2,800,000 and $3,555,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

      Bank One notified Rockford in March 2004 that the covenant violations on Rockford’s bank credit facility (see Note 5) at December 31, 2003 caused Rockford to be in violation of its capital lease agreements due to a cross-default clause. Rockford is in the process of negotiating with Bank One to waive the violation and will seek a new capital lease facility if Bank One does not waive the default.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

      Significant components of Rockford’s deferred tax assets are:

	December 31,

	2002	2003

	(In thousands)
Deferred tax assets:
Inventory basis	$1,382	$1,736
Basis in receivables	1,243	1,274
Book over tax depreciation	292	(210)
Accrued warranty	1,646	1,767
Net operating loss carryforward	659	1,994
Accrued liabilities and other	605	504

Gross deferred tax assets	5,827	7,065

Valuation allowance	(375)	(949)

Net deferred tax assets	$5,452	$6,116

      At December 31, 2003, Rockford has a net operating loss carryforward for United States federal income tax purposes of approximately $1,938,000, which will begin to expire in 2011 if not previously utilized and a net operating loss carryforward for German income tax purposes of approximately $2,843,000, which does not expire but has a 50% annual use limitation. These loss carryforwards result in deferred tax assets of $659,000 and $1,120,000, respectively. In addition, there is a loss carryforward for state tax purposes in the amount of $215,000. The United States net operating loss is attributable to Rockford’s acquisition of MB Quart USA in 2001. As such, it is limited for tax purposes under Internal Revenue Code section 382, which limits the annual utilization of net operating losses. At December 31, 2003, the valuation allowance includes $389,000, which is the estimated amount that will expire as a result of this annual limitation, and $560,000 of a valuation allowance provided for the German loss carryforward as proscribed by SFAS 109.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the federal and state income tax expense (benefit) are:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Current:
Federal expense (benefit)	$3,060	$3,693	$(2,445)
State expense (benefit)	59	326	(10)
Foreign expense (benefit)	(88)	206	69

Total current expense	3,031	4,225	(2,386)
Deferred:
Federal expense (benefit)	671	(305)	126
State expense (benefit)	54	(17)	(209)
Foreign (benefit)	—	—	(581)

Total deferred expense (benefit)	725	(322)	(664)

Income tax expense (benefit)	$3,756	$3,903	$(3,050)

      A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Federal statutory rate	$3,493	$3,550	$(2,963)
State tax net of federal benefit	64	178	(205)
Nondeductible items	148	103	(25)
Foreign rate differential	267	149	(137)
Extraterritorial income exclusion benefit	(129)	(31)	—
Other, net	(87)	(46)	(149)
Increase in Valuation Allowance	—	—	574
Use of Previously Unbenefited NOL	—	—	(457)
Affiliate Unbenefited Losses	—	—	312

	$3,756	$3,903	$(3,050)

      Rockford’s (loss) income attributable to foreign operations amounted to approximately $(969,000), $164,000 and $(1,378,000) for the years ended December 31, 2001, 2002 and 2003, respectively. Income (loss) attributable to domestic operations amounted to approximately $7,192,000, $6,116,000 and $(4,286,000) for the years ended December 31, 2001, 2002 and 2003, respectively.

      For the years ended December 31, 2001 and 2002, Rockford made tax payments of $5,266,000, net of $14,000 in refunds, and $870,000, respectively. For the year ended December 31, 2003, Rockford received refunds in the amount of $1,404,000, net of $315,000 in payments.

8. Common Stock Grants and Options

      Rockford has provided stock option plans for certain employees, directors and consultants. Under the stock option plans, options to purchase common stock of Rockford will be granted to certain employees, directors and consultants at the fair value of the underlying common stock. The options generally have a term of ten years and become exercisable over three years commencing on the date of the grant. Options granted prior to December 31, 1996, vested 100 percent upon completion of Rockford’s initial public offering on

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 20, 2000. Under certain circumstances, Rockford has the right to repurchase common stock acquired under the options at the fair value price.

      Proforma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if Rockford has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black Scholes-pricing model with the following weighted average assumptions:

	Year Ended December 31

	2001	2002	2003

Expected life of the award	5 years	Not applicable	5 years
Dividend yield	0 percent	Not applicable	0 percent
Risk-free interest rate	4.5 percent	Not applicable	2.9 percent
Expected volatility	.75	Not applicable	.73

      Option activity under the stock option plan during the years ended December 31, 2001, 2002 and 2003 is as follows:

		Outstanding Options

	Shares Available		Weighted Average
	Under Option	Shares	Exercise Price

Outstanding at December 31, 2000	298,647	1,618,366	$4.06
Granted	(302,814)	302,814	6.61
Exercised	—	(149,325)	3.12
Expired or cancelled	4,225	(4,225)	6.02

Outstanding at December 31, 2001	58	1,767,630	4.55
Authorized	600,000	—	—
Exercised	—	(285,314)	2.52
Expired or cancelled	4,300	(4,300)	4.19

Outstanding at December 31, 2002	604,358	1,478,016	4.93
Granted	(167,000)	167,000	5.70
Exercised	—	(174,449)	3.32
Expired	96,675	(96,675)	5.34

Outstanding at December 31, 2003	534,033	1,373,892	$5.19

      The weighted average fair value of options granted during the years ended December 31, 2001 and 2003, was $4.24 and $3.50, respectively. No options were granted during 2002.

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

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options under the plans outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Outstanding at	Exercise
Range of Exercise Prices	December 31, 2003	Life	Price	December 31, 2003	Price

$1.51	122,800	1.0 years	$1.51	122,800	$1.51
$2.44 — $3.45	251,452	2.5 years	2.79	251,452	2.80
$4.19 — $5.81	501,575	5.6 years	4.14	383,450	4.58
$6.00 — $6.69	251,565	7.6 years	6.61	187,620	6.61
$7.67 — $11.00	246,500	5.4 years	8.68	246,500	8.68

	1,373,892			1,191,822

9.	Income (Loss) Per Share

	Year Ended December 31,

	2001	2002	2003

	(In thousands, except
	per share data)
Numerator:
Income (loss)	$6,223	$6,280	$(5,664)
Effect of dilutive securities interest impact of convertible debentures	—	—	—

Numerator for diluted income (loss) per share, income available to common stockholders after assumed conversions	$6,223	$6,280	$(5,664)

Denominator:
Denominator for basic income (loss) per share, weighted average shares	8,109	8,540	8,866

Effect of dilutive securities:
Employee stock options	799	755	—
Warrants	5	6	—
Convertible debentures	—	—	—

Dilutive potential common shares	804	761	—

Denominator for diluted income (loss) per share, adjusted weighted average shares and assumed conversions	8,913	9,301	8,866

Basic income (loss) per share	$0.77	$0.74	$(0.64)

Diluted income (loss) per share	$0.70	$0.68	$(0.64)

      There were 481,771 employee stock options not included in the income (loss) per share calculation for December 31, 2003 as they were not dilutive.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Contingencies

      Rockford is a party to legal proceedings, which arise in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion that the resolution of these matters will have no material effect on Rockford’s consolidated financial position, results of operations or cash funds.

11.	Benefit Plan

      Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 2001, 2002 and 2003, were approximately $395,000, $484,000 and $662,000, respectively.

12.	Stock Purchase Plan

      On May 17, 1999, the shareholders of Rockford approved the Employee Stock Purchase Plan. A total of 361,200 shares of Rockford’s common stock are reserved for issuance under the plan, which became effective September 1, 1999. Employees will be eligible to participate if they are employed by Rockford or a participating subsidiary for at least 20 hours per week and more than five months in any calendar year. Each employee will be able to purchase up to $25,000 worth of shares, up to a maximum of 1,000 shares in each six-month purchase period. The price per share purchased under the plan will generally be 85 percent of the fair market value of the shares. A total of 224,000 shares have been issued since inception of this plan.

13.	Segment Information

      Rockford operates its business under the mobile audio, professional and home theater audio and OEM segments. For each of the periods ended December 31, 2001, 2002 and 2003, the professional and home theater audio and OEM segments were not significant and, accordingly, no additional disclosures of operations information about the segments are required. Below is geographic information for revenues of Rockford:

	Year Ended December 31

Region(1)	2001	2002	2003

	(In thousands)
United States	$128,466	$134,150	$138,037
Other Americas	9,018	9,557	9,297
Europe	12,697	16,673	17,037
Asia	7,571	8,538	7,665

Total sales from external customers	$157,752	$168,918	$172,036

(1)	Revenues are attributed to geographic regions based on the location of customers.

      For the years ended December 31, 2001, 2002 and 2003, sales to one customer accounted for 16.3 percent, 21.1 percent and 25.9 percent of those periods’ net sales, respectively. Rockford’s long-lived assets outside of the United States consist of the land and building used in Rockford’s MB Quart operations and located in Obrigheim, Germany.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2002 and 2003. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and include all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and notes. Rockford believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Year Ended December 31, 2003

	March 31	June 30	September 30	December 31	Total

	(In thousands, except per share data)
Net Sales	$39,624	$56,568	$39,496	$36,348	$172,036
Gross Profit	12,839	20,327	10,680	9,221	53,067
Operating Income (Loss)	(2,211)	2,766	(4,093)	(5,359)	(8,897)
Net Income (Loss)	(946)	1,834	(2,733)	(3,819)	(5,664)
Basic Income (Loss) Per Share	(0.11)	0.21	(0.31)	(0.43)	(0.64)
Diluted Income (Loss) Per Share	(0.11)	0.20	(0.31)	(0.43)	(0.64)

	Year Ended December 31, 2002

	March 31	June 30	September 30	December 31	Total

	(In thousands, except per share data)
Net Sales	$43,734	$51,228	$40,583	$33,373	$168,918
Gross Profit	16,522	20,029	14,268	10,352	61,171
Operating Income (Loss)	3,651	5,362	1,622	(566)	10,069
Net Income (Loss)	2,178	3,587	825	(310)	6,280
Basic Income (Loss) Per Share	0.26	0.42	0.10	(0.04)	0.74
Diluted Income (Loss) Per Share	0.24	0.38	0.09	(0.04)	0.68

15.	Restructuring

      During the year ended December 31, 2003, Rockford restructured its operations in Germany, Arizona and Michigan. Management expects the restructuring will result in improved efficiencies, better customer service and cost savings. The restructuring of MB Quart’s operations in Germany increased operating loss for the year ended December 31, 2003, by approximately $1,786,000. The Arizona and Michigan restructuring resulted in severance and benefit costs of approximately $423,000, which increased selling, general and administrative expenses for the year ended December 31, 2003. There were no outstanding liabilities at December 31, 2003 associated with this restructuring.

16.	Subsequent Events

      Rockford entered into a 3-year $45.0 million asset based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004. This credit facility replaced the $30 million revolving credit facility previously maintained with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility is collateralized by substantially all of our assets and has a variable interest rate of LIBOR plus 250 basis points. In addition, the covenants limit the payment of dividends; however, Rockford has not historically paid dividends.

      In addition, Rockford has entered into a one-year term loan agreement with Hilco Capital, LP in the amount of $4 million on March 29, 2004. This term loan is junior to the $45.0 million senior credit facility with Congress Financial Corporation (Western) and is also collateralized by substantially all of Rockford’s

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. This facility has a variable interest rate of the LaSalle Bank Rate/ Prime plus 450 basis points. Both facilities will require that Rockford maintain certain minimum levels of debt service coverage and also limit capital expenditures annually.

      Bank One notified Rockford in March of 2004 that the bank credit facility covenant violations at December 31, 2003 caused Rockford to be in violation of its lease agreements due to a cross-default clause. Rockford is in the process of negotiating with Bank One to waive the violation and plans to seek a new capital lease facility if Bank One does not waive the default. The amount outstanding on these leases at December 31, 2003 was $1.4 million, $0.6 of this amount was due after 2004 and has been reclassified as current as of December 31, 2003.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Our principal executive officer and principal accounting officer are responsible for establishing and maintaining adequate internal control over our financial reporting. They have reviewed our disclosure controls and procedures as at December 31, 2003 in order to comply with the SEC’s requirements for certification of this Form 10-K.

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

      The disclosure policy committee, other senior managers, and our finance staff are responsible for preparation of our periodic reports. Our finance staff and senior managers:

•	monitor our operations and financial performance on a regular basis;

•	evaluate how our performance may affect our reports to the SEC; and

•	schedule preparation of our periodic reports.

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

      We are currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. We are currently in the process of establishing an enhanced internal control process. We did not make any substantial changes in our internal review of our financial reporting during 2003.

      Based on their review of our disclosure controls and policies, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective and that they allow us to comply with our periodic reporting obligations. We believe the reports we have filed are in compliance with the SEC’s requirements.

      We have not made significant changes to our internal controls, and are not aware of changes in other factors that could significantly affect these controls, during 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 12, 2004.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Executive Officers and Board of Directors — Director Compensation,” “Related Party Transactions — Suttle Employment Agreement” and “Stock Price Performance Graph” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 12, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to the section entitled “Principal Shareholders and Shareholdings of Officers and Directors” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 12, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the section entitled “Related Party Transactions” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 12, 2004.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 12, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements

      See Index to Consolidated Financial Statements on page 28 of this report.

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ROCKFORD CORPORATION

Column A	Column B	Column C			Column D		Column E

	Balance at	Charged to
	Beginning of	Costs and	Charged to				Balance at
Description	Period	Expenses	Other Accounts		Deductions		End of Period

	(In thousands)
December 31, 2003
Receivable allowances	$2,996	$746	$3,652	(3)	$4,380	(1)	$3,014
Inventory reserve	3,324	2,168	520	(4)	1,794	(2)	4,218
December 31, 2002
Receivable allowances	$2,613	$861	$5,108	(3)	$5,586	(1)	$2,996
Inventory reserve	2,883	1,490	354	(4)	1,403	(2)	3,324
December 31, 2001
Receivable allowances	$1,427	$969	$2,966	(3)	$2,749	(1)	$2,613
Inventory reserve	1,446	1,332	1,431	(4)	1,326	(2)	2,883

(1)	Deductions taken by customers for prompt payment and freight discounts. Includes accounts written off net of recoveries.

(2)	Reserved inventory sold or scrapped.

(3)	Amounts netted against sales.

(4)	Inventory reserves relating to inventory acquired in connection with acquisitions.

      Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.
10.1	1994 Stock Option Plan+

Exhibit
Number	Description of Document

10.2	1997 Stock Option Plan+
10.3	1999 Employee Stock Purchase Plan as amended and restated+
10.4	Employment Agreement of W. Gary Suttle+
10.5	Indemnity Agreement of W. Gary Suttle+
10.6	Letter Agreement by and between Rockford Corporation and Best Buy Corporation**+
10.7	Joint Development and Supply Agreement by and between Rockford Corporation and Hyundai Electronics Industries Co., Ltd.**+
10.8	Form of Dealership Agreements+
10.9	Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, and amendments and addendum thereto, by and between Rockford River LLC and Rockford Corporation+
10.9.1	Amendment to Standard Industrial Commercial Multi-Tenant Lease — Gross American Industrial Real Estate Association Lease, by and between Rockford River LLC and Rockford Corporation+
10.10	Standard Industrial Lease — Gross, and amendments and addendum thereto, by and between Cloyce Clark and Rockford Corporation+
10.10.1	Amendment to Standard Industrial Lease — Gross by and between Cloyce Clark and Rockford Corporation+
10.11	Lease Agreement, and addenda thereto, by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.11.1	Amendment to Lease Agreement by and between Carbonneau Industries, Inc. and Rockford Corporation+
10.12	Master Lease Agreement and amendments thereto, by and between Banc One Leasing Corporation and Rockford Corporation+
10.14	Employee 401(k) Deferred Compensation Plan and amendments thereto+
10.16	Product Sales Agreement by and between Rockford Corporation and Avnet Electronics Marketing**+
10.35	Form of Indemnification Agreement+
10.35.1	Schedule for Indemnification Agreement+
10.39	Financing Lease Schedule No. 1000100950 by and between Banc One Leasing Corporation and Rockford Corporation+
10.40	Sublease Agreement by and between Cerprobe Corporation and Rockford Corporation+++
10.41	Sublease Agreement by and between Van’s Delivery Service, Inc. and Rockford Acoustic Designs, Inc.+++
10.43	Credit Agreement among Rockford Corporation, the Subsidiaries of Rockford Corporation, Bank One, Arizona, N.A., and Bank of America, N.A. (previously numbered Exhibit 10.39)#
10.48	2002 Stock Option Plan###
10.50	Stock Purchase Agreement between Rockford and SimpleDevices, Inc., dated as of October 16, 2002.####**
10.51	Second Amended and Restated Voting Agreement among Rockford, SimpleDevices, Inc., and the Shareholders of SimpleDevices, dated as of October 16, 2002.####**
10.54	Lease Agreement between Robert Grooters Development Company and Rockford Corporation
10.55	Warehouse Storage & Logistics Agreement between Titan Logistics, Inc. and Audio Innovations, Inc.

Exhibit
Number	Description of Document

10.56	Multi-tenant Industrial Net Lease between Calwest Industrial Holdings, LLC and Rockford Corporation, dated July 16, 2003
10.57	Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, effective January 23, 2003
10.58	Direct Imports Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, dated March 6, 2003.
10.59	Commercial Lease Agreements between David and Yvonne Cunningham and Rockford Corporation, as amended
10.60	Commercial Lease Agreement between William Basore and Rockford Corporation, as amended
21	List of Subsidiaries of Rockford Corporation
23.1	Consent of Independent Auditors
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James M. Thomson.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.9	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price

**	Portions of the document have been omitted and filed separately with the Commission under a request for confidential treatment.

+	Previously filed with registration statement effective April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 13, 2001 with our Annual Report on Form 10-K for the year ended December 31, 2000.

#	Previously filed on August 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

##	Previously filed on November 14, 2001 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

###	Previously filed on March 29, 2002 with our Annual Report on Form 10-K for the year ended December 30, 2001.

####	Previously filed on November 12, 2002 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 30, 2003.

ROCKFORD CORPORATION

By:	/s/ W. GARY SUTTLE

W. Gary Suttle
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. GARY SUTTLE W. Gary Suttle	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ JAMES M. THOMSON James M. Thomson	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	March 30, 2004

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 30, 2004

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	March 30, 2004

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	March 30, 2004

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	March 30, 2004

/s/ JOHN P. LLOYD John P. Lloyd	Director	March 30, 2004