Form 10-Q
period 2004-03-31
ROCKFORD CORP
filed 2004-05-17
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐            No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:

     As of April 30, 2004, there were 9,025,563 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

ROCKFORD CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

We make forward-looking statements in this report. These may include, without limitation, statements about the future of our industry, product development, business strategy (including the possibility of future acquisitions), acceptance and growth of our products, dependence on significant customers and suppliers, and the adequacy of our available cash resources. Our statements may contain projections of results of operations or of financial condition. You may identify these statements by our use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.

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

When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2003, filed with the SEC on March 30, 2004, and in Exhibit 99.9 to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Exhibit 99.9 to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$—	$716
Accounts receivable, less allowances of $6,517 and $6,067 at March 31, 2004 and December 31, 2003, respectively	35,962	31,820
Inventories, net	47,395	37,925
Deferred income taxes	6,712	5,965
Income taxes receivable	4,204	3,064
Prepaid expenses and other	4,849	3,985

Total current assets	99,122	83,475
Property and equipment, net	16,517	16,296
Deferred income taxes	144	151
Goodwill, net	7,072	7,118
Other assets	2,574	1,987

Total assets	$125,429	$109,027

Liabilities and shareholders’ equity
Current liabilities:
Bank overdraft	$2,248	$—
Accounts payable	27,143	9,419
Accrued salaries and incentives	2,169	2,044
Accrued warranty	4,803	4,789
Other accrued expenses	5,382	4,740
Short-term debt	4,000	—
Current portion of long-term debt and capital lease obligations	21,892	24,345

Total current liabilities	67,637	45,337
Minority interest	321	483
Shareholders’ equity:
Common stock, $.01 par value – Authorized shares - 40,000,000 Issued shares – 9,025,563 shares at March 31, 2004 and 9,010,663 at December 31, 2003	90	90
Additional paid-in capital	36,289	36,228
Retained earnings	18,129	23,534
Accumulated other comprehensive income	2,963	3,355

Total shareholders’ equity	57,471	63,207

Total liabilities and shareholders’ equity	$125,429	$109,027

Note: The consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net sales	$40,628	$40,414
Cost of goods sold	32,061	26,785

Gross profit	8,567	13,629
Operating expenses:
Sales and marketing	7,972	8,187
General and administrative	5,479	5,419
Research and development	2,918	2,234

Total operating expenses	16,369	15,840

Operating loss	(7,802)	(2,211)
Interest and other expense (income), net	605	(48)

Loss before income taxes	(8,407)	(2,163)
Income tax benefit	(2,843)	(1,047)

Loss before minority interest	(5,564)	(1,116)
Minority interest	(161)	(170)

Net loss	$(5,403)	$(946)

Net loss per common share:
Basic	$(0.60)	$(0.11)

Diluted	$(0.60)	$(0.11)

Weighted average shares:
Basic	9,014	8,881

Diluted	9,014	8,881

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2004	2003
	(In thousands)
Operating activities
Net loss	$(5,403)	$(946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,314	1,183
Loss on sale of fixed assets	—	2
Provision for doubtful accounts	171	35
Provision for inventory allowances	333	248
Minority Interest	(161)	(170)
Changes in operating assets and liabilities:
Accounts receivable	(4,312)	(5,766)
Inventories	(9,801)	(4,792)
Prepaid expenses and other assets	(1,611)	(859)
Bank overdraft	2,248	—
Accounts payable	17,724	1,258
Accrued salaries and incentives	125	(22)
Accrued warranty	14	261
Income taxes receivable	(1,140)	(603)
Other accrued expenses	642	1,240

Net cash provided by (used in) operating activities	143	(8,931)

Investing activities
Purchases of property and equipment	(1,536)	(2,235)
Proceeds from disposals of property and equipment	(4)	—
Acquisitions of business, net of cash acquired	—	317
Increase in other assets	(534)	(73)

Net cash used in investing activities	(2,074)	(1,991)

Financing activities
Proceeds from notes payable, short-term and long-term debt	2,955	10,559
Payments on capital lease obligations	(1,408)	(253)
Proceeds from the exercise of stock options and warrants	60	185

Net cash provided by financing activities	1,607	10,491

Effect of exchange rate changes on cash and cash equivalents	(392)	454

Net (decrease) increase in cash and cash equivalents	(716)	23
Cash and cash equivalents at beginning of period	716	304

Cash and cash equivalents at end of period	$—	$327

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2004

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

Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results you may expect for the year ending December 31, 2004. We have made certain reclassifications to the March 31, 2003, interim financial statements and the December 31, 2003, consolidated balance sheet in order to conform to the March 31, 2004 presentation.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004.

Stock-based Compensation

Rockford accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

The following table represents the effect on net loss and loss per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Net loss as reported	$(5,403)	$(946)
Proforma SFAS No. 123 expense	(107)	(75)

Proforma net loss	$(5,510)	$(1,021)

Proforma loss per common share
Basic	$(0.61)	$(0.11)

Diluted	$(0.61)	$(0.11)

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

2. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Raw materials	$15,664	$9,698
Work-in-progress	2,363	1,548
Finished goods	34,020	30,898

	52,047	42,144
Less allowances	(4,652)	(4,219)

	$47,395	$37,925

3. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	March 31,
	2004	2003
	(In thousands, except per share data)
Numerator:
Net loss for basic and diluted net loss per share	$(5,403)	$(946)

Denominator:
Denominator for basic net loss per share, weighted average shares	9,014	8,881
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted net loss per share, adjusted weighted average shares and assumed conversions	9,014	8,881

Basic net loss per share	$(0.60)	$(0.11)

Diluted net loss per share	$(0.60)	$(0.11)

There were 468,871 employee stock options not included in the loss per share calculation for March 31, 2004, as they were not dilutive. At March 31, 2003, options to purchase 356,000 shares and warrants to purchase 4,000 shares of Rockford stock were excluded from the calculation of the diluted net loss per share because they were anti-dilutive.

4. Asset Based Credit Facility

Rockford entered into a 3-year $45.0 million asset based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger (Congress Facility) on March 29, 2004. This credit facility replaced the $30 million revolving credit facility previously maintained with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 250 basis points or Prime plus 50 basis points. Under this credit facility, Rockford’s borrowings are limited by a borrowing base defined by specified percentages of Rockford’s accounts receivable, inventories, and other assets. In addition, the covenants limit the payment of dividends; however, Rockford has not historically paid dividends. Rockford used $1.3 million of this credit facility to pay off its outstanding leases with Bank One, Arizona, N.A. on March 29, 2004.

In addition, Rockford has entered into a one-year term loan agreement with Hilco Capital, LP in the amount of $4 million on March 29, 2004. This term loan is junior to the $45.0 million senior Congress Facility. The Hilco facility has a variable interest rate of the LaSalle Bank Rate/Prime plus 450 basis points. This facility requires that Rockford maintain certain minimum levels of debt service coverage beginning in April 2004. The debt service coverage ratio calculation uses year-to-date numbers, anchoring in March, 2004. As a result of Rockford’s March operating results, Rockford has failed to comply with the required year-to-date ratio for April, 2004 and this failure is a default under the Hilco facility. Rockford is currently in discussions with Hilco Capital about steps Rockford will take to resolve this default. Hilco is restricted in its ability to take action with respect to this default by an intercreditor agreement with Congress. Although the Congress facility does not have a comparable debt service coverage covenant, the Hilco default also constitutes a default under the Congress facility under its cross-default provision. Rockford is also in discussions with Congress about the steps Rockford will take to resolve this default.

Both the Congress and Hilco facilities require Rockford to maintain minimum levels of excess availability and also limit capital expenditures annually. At March 31, 2004, Rockford was in compliance with these requirements and anticipates that it will be in compliance with these requirements going forward.

The Congress Facility requires that Rockford maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts and these amounts are applied to reduce the debt outstanding. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $21.7 million outstanding balance as at March 31, 2004 on the Congress Facility as short-term. Rockford expects to maintain the facility for the entire three-year term. Due to the daily cash sweep arrangement, Rockford no longer carries any cash balances. The bank overdraft presented as a current liability represents outstanding checks, which Rockford will pay when presented using advances from the Congress facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10-K for the year 2003, filed with the SEC on March 30, 2004.

Overview

Our results for the first quarter were dominated by the relaunch of our Rockford Fosgate product line and by difficulties we experienced in delivering this product line to our customers. Our sales for the month of March 2004 were approximately $2.0 million over March 2003; however, sales for the first quarter of 2004 were only slightly higher than the first quarter of 2003 due to a delay in production of the new product line. We believe the production delay will result in a deferral into the second quarter of approximately $5.0 to $6.0 million of sales we had anticipated in the first quarter. Despite the sales and shipping shortfall, we believe our new product line is being accepted in the marketplace and we received customer orders for approximately $60.5 million during the three months ended March 31, 2004, which was 23.5% over orders received for the same period in 2003.

The sales shortfall for the quarter was caused by a delay in the release of the product designs for our new products to production, which resulted in raw material ordering delays, production inefficiencies and increased engineering costs. The raw material ordering delays resulted in approximately $0.8 million of premium freight charges and $0.3 million of expedite charges for the quarter. In addition, in order to expedite delivery of needed parts, we took in-house many of the raw material inspection and sorting activities we normally have our vendors perform. The inconsistent flow of material resulted in downtime on our production lines. This, coupled with the short time available to learn the production requirements of the new product line, resulted in significant unfavorable manufacturing variances. Engineering costs for the first quarter of 2004 were approximately 31.8% higher than the first quarter of 2003 due to assistance our engineers provided to put the new product designs into production and continued research and development on new Omnifi products. We anticipate these charges and production inefficiencies will decline during the second quarter of 2004 and have already seen a reduction in these costs in the month of April.

Because of our decision to attempt to build greater perceived value and performance into our new products, our new product line is more costly to produce than the previous product line. We are initiating value engineering projects to review the cost to produce the new product line. We have also announced a price increase, effective June 1, 2004, to cover some of the additional costs.

We believe the new product has been well received in the marketplace resulting in lower discounting for our new products than the marketplace normally demands; however, new product launches require the load-in of demo programs that give dealers a reduced price for their “demo” units. Discounting of end of life product was also prevalent and greater than we anticipated due to the extent of our product line overhaul, which impacted margins more than we anticipated. Together, these factors resulted in a 30%, or $1.0 million, increase in discounting costs over the first quarter of 2003. We have sold most of our end of life product, with the remainder scheduled to ship in the second quarter.

The new product line launch resulted in higher purchases of inventory during the first quarter, with most of the increase in our raw materials purchases. This resulted in an increase in ending inventory at March 31, 2004. We are producing finished goods using the increased raw materials as rapidly as we can. This inventory is turning quickly and we anticipate gradually declining inventory levels for the full year.

We are deliberately moving our vendors to 60 day payment terms to compensate for the longer payment terms expected of us by our big box and mass merchandising customers. Our increased purchasing levels and extended payment terms, which we stretched even further as we negotiated our new credit facility (the facility closed only 2 days before the end of the quarter and we were not able to make payments to return our vendors to their normal terms before the end of the quarter), resulted in a significant increase in our accounts payable balance at March 31, 2004. Our accounts payable also increased as a result of the correction of the weakness in our period end reconciliation process, discussed in more detail in Item 4 of this report. The correction of the material weakness is not a recurring event and we do not expect further increases in our accounts payable as a result of this correction.

We believe accounts payable should decrease as inventory purchases level off and we return to normal vendor payment terms, but expect to have greater accounts payable balances going forward than we have historically carried because of the move to 60 day payment terms.

We believe the new asset based facility that we entered into on March 29, 2004, will provide the funding we need to implement the strategic goals described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10-K for the year 2003, filed with the SEC on March 30, 2004. The facility is more fully described below under Liquidity and Capital Resources.

Results of Operations

The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended
	March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold	78.9	66.3

Gross profit	21.1	33.7
Operating expenses:
Sales and marketing	19.7	20.3
General and administrative	13.5	13.4
Research and development	7.1	5.5

Total operating expenses	40.3	39.2

Operating loss	(19.2)	(5.5)
Interest and other (income) expense, net	1.5	(0.1)

Loss before tax	(20.7)	(5.4)
Income tax benefit	(6.9)	(2.6)
Minority interest	(0.5)	(0.5)

Net loss	(13.3)%	(2.3)%

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

Geographic Distribution of Sales

Our sales by geographic region were as follows:

	Three months ended
	March 31,
	2004	2003
	(In thousands)
Region: (1)
United States	$34,684	$33,798
Other Americas	1,185	1,447
Europe	3,272	3,827
Asia	1,487	1,342

Total sales	$40,628	$40,414

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

In the following discussion, certain increases or decreases may differ due to rounding

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales. Sales increased by $0.2 million, or 0.5%, to $40.6 million for the three months ended March 31, 2004, from $40.4 million for the three months ended March 31, 2003. The increase in sales was primarily attributable to record March sales of the new Rockford Fosgate product line offset by lower net sales in January and February due to the product delay that left us with inadequate availability of current inventory and required heavy discounting of end of life product.

U.S. sales increased by $0.9 million, or 2.6%, to $34.7 million for the three months ended March 31, 2004, from $33.8 million for the three months ended March 31, 2003. International sales decreased by $0.7 million, or 10.2%, to $5.9 million for the three months ended March 31, 2004, from $6.6 million for the three months ended March 31, 2003. The decrease in international sales was due to a delay in marketing the new product lines until there is adequate inventory to meet demand.

Cost of Goods Sold. Cost of goods sold increased by $5.3 million, or 19.8%, to $32.1 million for the three months ended March 31, 2004, from $26.8 million for the three months ended March 31, 2003. As a percent of sales, cost of goods sold increased to 78.9% for the three months ended March 31, 2004, from 66.3% for the three months ended March 31, 2003. This increase was primarily due to costs associated with the production delays and subsequent expedited production described in the Overview above.

Research and Development Expenses. Research and development expenses increased by $0.7 million, or 31.8% to $2.9 million for the three months ended March 31, 2004, from $2.2 million for the three months ended March 31, 2003. As a percent of sales, these expenses increased to 7.1 % for the three months ended March 31, 2004, from

5.5% for the three months ended March 31, 2003. The increase is primarily due to increased personnel and product development costs relating to final design and initial production of our new product line and continuing development of the Omnifi product line.

Operating Loss. Operating loss increased by $5.6 million, or 254.5%, to a $7.8 million loss for the three months ended March 31, 2004 from a $2.2 million loss for the three months ended March 31, 2003. As a percent of sales, operating loss increased to a 19.2% loss for the three months ended March 31, 2004, from a 5.5% loss for the three months ended March 31, 2003. This increased loss is the result of the delays in availability of our new products and resulting increased cost of sales described in the Overview above.

Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and currency gains and losses. Interest and other (income) expense, net, decreased by $0.7 million, or 700.0%, to $0.6 million loss for the three months ended March 31, 2004 from less than $(0.1) million income for the three months ended March 31, 2003. We incurred $0.2 million of expenses due to the write off of unamortized costs on the debt facility that was replaced in March, legal costs associated with the payoff of the facility and audit fees from potential lenders.

Income Tax Benefit. Income tax (benefit) expense increased by $1.8 million, or 180.0%, to a $(2.8) million benefit for the three months ended March 31, 2004, from a $(1.0) million benefit for the three months ended March 31, 2003. The effective income tax rates were 33.8% for the three months ended March 31, 2004, and 48.4% for the three months ended March 31, 2003. This drop in rate was primarily a result of not recording any tax benefit on losses recognized by our MB Quart German subsidiary due to concern about its ability to use these losses against future income.

Liquidity and Capital Resources

We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. Our cash flow provided by operations was $0.1 million for the three months ended March 31, 2004 compared to $8.9 million used in operations for the three months ended March 31, 2003. The net loss and inventory increases were both significantly higher in the three months ended March 31, 2004 than the same period in 2003. These increases were more than offset by the increase in our accounts payable and bank overdraft. We relied on bank borrowings to finance operations and purchases of property and equipment. We will continue to rely on our credit facility to finance operations and purchases of property and equipment even after our operating cash flows improve.

We entered into a 3-year $45.0 million asset based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger (Congress Facility) on March 29, 2004. This credit facility replaced the $30 million revolving credit facility we previously maintained with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility is collateralized by substantially all of our assets and has a variable interest rate of LIBOR plus 250 basis points or Prime plus 50 basis points. In addition, the covenants limit the payment of dividends; however, we have not historically paid dividends. We used $1.3 million of this credit facility to payoff our outstanding leases with Bank One, Arizona, N.A. on March 29, 2004.

In addition, we entered into a one-year term loan agreement with Hilco Capital, LP in the amount of $4 million on March 29, 2004. This term loan is junior to the $45.0 million senior Congress Facility. The Hilco facility has a variable interest rate of the LaSalle Bank Rate/Prime plus 450 basis points. This facility requires that we maintain certain minimum levels of debt service coverage beginning in April 2004. The debt service coverage ratio calculation uses year-to-date numbers, anchoring in March, 2004. As a result of our March operating results, we did not reach the required year-to-date ratio for April, 2004 and this failure is a default under the Hilco facility. We are currently in discussions with Hilco about steps we will take to resolve this default. Hilco is restricted in its ability to take action with respect to this default by an intercreditor agreement with Congress. Although the Congress facility does not have a comparable debt service coverage covenant, the Hilco default also constitutes a default under the Congress facility as a result of its cross-default provision. We are also in discussions with Congress about the steps Rockford will take to resolve this default.

Both the Congress and Hilco facilities require we maintain minimum levels of excess availability and also limit capital expenditures annually. At March 31, 2004, we were in compliance with these requirements and we anticipate that we will continue to be in compliance with these requirements going forward.

The Congress Facility requires that we maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts and these amounts are applied to reduce the debt outstanding. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, we have recorded the $21.7 million outstanding balance as at March 31, 2004 on the Congress Facility as short-term. We expect to maintain the facility for the entire three-year term.

We had working capital of $31.5 million at March 31, 2004, compared to $38.1 million at December 31, 2003. The significant components of working capital for the quarter ended March 31, 2004 include:

Cash and cash equivalents was $0 million as at March 31, 2004 versus $0.7 million as at December 31, 2003. Due to the daily sweep of cash by Congress, we do not carry any cash balances. The bank overdraft presented as a current liability represents outstanding checks, which we will pay when presented using advances from the Congress facility.

Our net accounts receivable were $36.0 million, or 79.7 days sales outstanding (DSO) at March 31, 2004 compared to $31.8 million, or 79.1 DSO at December 31, 2003. The increase in accounts receivable balances is due primarily to record sales in the month of March.

Net inventory increased $9.5 million, from $37.9 million at December 31, 2003 to $47.4 million at March 31, 2004. This increase was due to increased raw material requirements for the Rockford Fosgate product line redesign and increased finished goods inventory of our Omnifi product. We have implemented a number of inventory reduction initiatives, including quicker response time from offshore vendors, managing key components of inventory levels to shorten response time to market changes and continued focus on the launch of our Omnifi product line. We anticipate that these initiatives will result in gradually decreasing inventory levels.

Accounts payable increased $17.7 million, from $9.4 million at December 31, 2003 to $27.1 million at March 31, 2004. This increase was primarily due to increased inventory purchases and extending of vendor payment terms. We have extended the terms of most of our vendors to 60 days to compensate for the longer payment terms expected of us by our big box and mass merchandising customers. We also temporarily extended some vendors beyond this period while awaiting the closing of our new credit facility, which did not close until 2 days before the end of the quarter. We were not able to make payments to vendors to bring them back to normal vendor terms in the 2 days between the credit line closing and the end of the quarter. The correction of the internal control weakness in our period end reconciliation process discussed in more detail in Item 4 of this report, also contributed to the increase in our accounts payable. The correction of the material weakness is not a recurring event and we do not expect further increases in our accounts payable as a result of this correction. We believe accounts payable should decrease as inventory purchases level off and we return to normal vendor payment terms.

The treatment of our credit facility as a current liability reduced our working capital by the entire $21.7 million balance of that facility.

Investing activities used cash of $2.1 million in the three months ended March 31, 2004 versus $2.0 million for the three months ended March 31, 2003. Capital expenditures, the primary use of cash from investing activities, were $1.5 million for the first quarter of 2004 versus $2.2 million for the first quarter of 2003. We continue working to improve management of our capital spending including more stringent payback requirements for approval of capital spending. Our capital spending is primarily in tooling for specific production lines, general machinery and equipment to support manufacturing and computer hardware and software to support our operations. We do not anticipate significant changes in our future capital spending requirements.

Off Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would have been established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2004, we are not involved in any unconsolidated VIE transactions.

Contractual Obligations as of March 31, 2004

We had certain cash obligations at March 31, 2004 due as follows (dollars in thousands)

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Short-term Debt	$4,000	$4,000
Current portion of long-term debt	$21,892	$176	$21,716
Operating Leases	$9,187	$2,947	$4,766	$1,474

There were not material changes in Operating Leases since December 31, 2003.

We did not have any material outstanding noncancelable purchase obligations at March 31, 2004. One of our vendor sourcing agreements includes contractual terms that would require us to pay for excess raw materials in the event the program is terminated and to honor submitted purchase orders if we attempt to cancel after a stated production lead time. Under this agreement, we have requirements to purchase $1.7 million of additional raw materials for the Omnifi product during 2004. Several of our other sourcing agreements require us to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. We do not anticipate significant liability in connection with these contractual requirements.

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

Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at March 31, 2004, we had gross goodwill of $7,447,000 and accumulated amortization of $374,000. For the three months ended March 31, 2004 and 2003, we did not recognize amortization expense related to goodwill.

In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value; and

•	Significant negative industry or economic trends.

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and a second at December 31, 2003. In each case we determined that our goodwill was not impaired and it was not necessary to undertake the second step in the two-step process. During the three months ended March 31, 2004 and 2003, we did not record any impairment losses related to goodwill and other intangible assets.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Excess and Obsolete Inventory. We maintain a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We review information such as quantity on hand versus forecasted use and inventory aging listings to assist in this assessment. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs might be required. Any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

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

Inflation. Inflation has not had a significant impact on our operations since we operate in a market that requires continuing price decreases and we have historically been able to insist on continuing price decreases from our suppliers. Rising metal prices and increasing transportation costs may have an impact on our operations in the remainder of 2004, if we are not able to secure concessions from our suppliers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our holdings of cash equivalents are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and the relatively small cash balances we carry. The outstanding balances on our credit facilities are also subject to interest rate fluctuations.

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

During the first quarter of 2003 our Board of Directors approved and we began to implement a new foreign currency hedging policy. The goal of the program is to provide stability to the U.S. Dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations. During the year ended December 31, 2003, we entered into several Canadian dollar forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net loss. We did not engage in any hedging activity during the first quarter of 2004 because we determined that we had more important uses for our available cash. At March 31, 2004, there were no outstanding forward contracts.

Item 4. Controls and Procedures

Our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures during the last 90 days in order to comply with the SEC’s requirements for certification of this Form 10-Q.

Since we became public we have maintained a disclosure policy committee, which currently includes our CEO, CFO, Corporate Controller, Treasurer, Director of Investor Relations, and General Counsel. Our officers, directors, and employees are responsible to inform the committee about material developments in our business so that the committee can decide when we need to make new filings with the SEC or make disclosures to the public markets about developments in our business.

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

During the first quarter of 2004 our recently hired Corporate Controller identified a weakness in our procedures for reconciling our accounts payable at the end of each reporting period. The weakness arose as a result of a reconciliation process that failed to reconcile the accounts payable module of our Oracle information system, which includes all pending invoices, with our general ledger accounts payable. Before the first quarter of 2004, our reconciliation process for each period focused on our general ledger balances and did not reconcile the general ledger to the Oracle accounts payable module. Timing issues resulting from the approval process for our accounts payable caused our general ledger accounts payable not to reflect all of the accounts payable that had been entered into the accounts payable module in Oracle and our reconciliation process did not identify this discrepancy. As a result, our general ledger and financial statements did not reflect all of the accounts payable that the Oracle module showed at the end of each period nor did they reflect certain corresponding assets.

We have reviewed our financial statements for prior periods and believe that the reconciliation failures we discovered did not have a material effect on our reported earnings in any quarter for the last 4 fiscal years, going back through fiscal 2000. As a result, we have not restated our results for any prior periods. We have also concluded that our underlying business processes were properly using the Oracle payables module and that, upon approval through our normal business processes, the payables shown in the Oracle payables module were being paid in accordance with their terms and reflected in our general ledger and financial statements.

For the first quarter of 2004, and going forward, we have implemented additional reconciliation procedures to assure that the accounts payable reported on our general ledger reconcile to the information contained in our Oracle accounts payable module for the end of each period reported. As at March 31, 2004, the balance sheet reflected an increase in our accounts payable of $4.7 million, an increase in inventory in-transit of $3.7 million, and an increase in other assets or offsets to other accrual accounts of $0.5 million as a result of this reconciliation. The after tax impact on our operating results for the quarter was $0.3 million, or $0.03 per share. We believe each of these items reflects a one-time adjustment and that going forward the reconciliation process will not have a material impact on our results of operations.

Our independent auditors, Ernst & Young LLP, have advised management and the audit committee of our board of directors that the reconciliation failures described above are considered to be material weaknesses in our internal controls, which constitute reportable conditions. under standards established by the American Institute of Certified Public Accountants.

Our audit committee, our board of directors, management and Ernst & Young have discussed this weakness. We have assigned the highest priority to the correction of this weakness and have implemented new reconciliation procedures effective with our first quarter 2004 closing. Management and our audit committee are committed to addressing and resolving this weakness fully and we believe that the new reconciliation process we have instituted will correct this weakness. We believe the weakness resulted from a failure to identify and fully understand the interaction between different parts of our Oracle information system, rather than from a failure in the ability or intent of our personnel, and have taken steps to correct these failures. We are evaluating other parts of our Oracle system, but have not identified and do not expect to find other significant weaknesses in our understanding of the system that will have as significant an effect on our financial reporting efforts.

We are confident that our financial statements for the quarter year ended March 31, 2004, and for the three-months ended March 31, 2004 fairly present, in all material respects, our financial condition, results of operations and cash flows.

Based on their review of our disclosure controls and policies, and except for the failures noted above that we believe to be corrected, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective and that they allow us to comply with our periodic reporting obligations. We believe the reports we have filed are in compliance with the SEC’s requirements.

We have not made significant changes to our internal controls, and are not aware of changes in other factors that could significantly affect these controls, since our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures.

Part II. Other Information

Item 1. Legal Proceedings.

Since the date of our Annual Report for the year 2003, filed with the SEC on March 30, 2004, there have been no additional material developments in connection with the patent claim or litigation with a former distributor as described in the Legal Proceedings section of our Annual Report.

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at March 31, 2004, we were not a party to any legal proceedings that we believe are material, other than the effect of the expenses associated with the lawsuits described in our Annual Report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.61	Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc. and Hilco Capital LP, dated March 29, 2004

10.62	Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James M. Thomson

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.9	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 30, 2004, with our Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	During the period from January 1, 2004, through March 31, 2004, Rockford filed the following reports on Form 8-K:

     March 4, 2004 Report disclosing on Item 12 that Rockford had issued on February 26, 2004, a news release regarding Rockford’s results of operations for the 4th Quarter of 2003 and for the year 2003. This report furnished a copy of the press release under Item 12 of Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: May 17, 2004	By:	/s/ James M. Thomson James M. Thomson Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)