Form 10-Q
period 2004-06-30
ROCKFORD CORP
filed 2004-08-11
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes       ☐             No       ☑

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:

      As of June 30, 2004, there were 9,025,563 shares of Common Stock, $.01 par value per share, outstanding. This is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note)
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$—	$716
Accounts receivable, less allowances of $7,644 and $6,067 at June 30, 2004 and December 31, 2003, respectively	42,875	31,820
Inventories, net	50,109	37,925
Deferred income taxes	6,704	5,965
Income taxes receivable	4,757	3,064
Prepaid expenses and other	5,565	3,985

Total current assets	110,010	83,475
Property and equipment, net	16,437	16,296
Deferred income taxes	141	151
Goodwill, net	7,060	7,118
Other assets	3,577	1,987

Total assets	$137,225	$109,027

Liabilities and shareholders’ equity
Current liabilities:
Cash Overdraft	$440	$—
Accounts payable	28,425	9,419
Accrued salaries and incentives	2,404	2,044
Accrued warranty	5,828	4,789
Other accrued expenses	6,765	4,740
Current portion of notes payable, long-term debt and capital lease obligations	25,668	24,345

Total current liabilities	69,530	45,337
Notes payable, less discount of $464	12,036	—
Minority interest	234	483
Shareholders’ equity:
Common stock, $.01 par value – Authorized shares – 40,000,000
Issued shares – 9,025,563 shares at June 30, 2004, and 9,010,663 at December 31, 2003.	90	90
Additional paid-in capital	36,753	36,228
Retained earnings	15,667	23,534
Accumulated other comprehensive income	2,915	3,355

Total shareholders’ equity	55,425	63,207

Total liabilities and shareholders’ equity	$137,225	$109,027

Note:    The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues	$54,686	$56,500	$94,856	$96,288
Cost of goods sold	39,744	36,241	71,805	63,025

Gross profit	14,942	20,259	23,051	33,263
Operating expenses:
Sales and marketing	9,319	9,612	16,833	17,175
General and administrative	5,076	5,768	10,555	11,186
Research and development	2,540	2,113	5,458	4,347

Total operating expenses	16,935	17,493	32,846	32,708

Operating (loss) income	(1,993)	2,766	(9,795)	555
Interest and other expense/(income), net	1,085	(285)	1,690	(333)

(Loss) Income before income tax	(3,078)	3,051	(11,485)	888
Income tax (benefit)/expense	(520)	1,302	(3,363)	255

(Loss) Income before minority interest	(2,558)	1,749	(8,122)	633
Minority interest	(96)	(85)	(257)	(254)

Net (loss) income	$(2,462)	$1,834	$(7,865)	$887

Net (loss) income per common share:
Basic	$(0.27)	$0.21	$(0.87)	$0.10

Diluted	$(0.27)	$0.20	$(0.87)	$0.10

Weighted average shares:
Basic	9,026	8,829	9,020	8,799

Diluted	9,026	9,188	9,020	9,155

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2004	2003
	(In thousands)
Operating activities
Net (loss) income	$(7,865)	$887
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,639	2,250
Loss on sale of fixed assets	—	5
Provision for doubtful accounts	477	404
Provision for inventory allowances	499	476
Minority interest	(257)	(254)
Changes in operating assets and liabilities:
Accounts receivable	(11,532)	(16,596)
Inventories	(12,683)	(7,634)
Income taxes receivable	(1,693)	1,497
Prepaid expenses and other assets	(2,319)	(518)
Bank overdraft	440	—
Accounts payable	19,006	7,694
Accrued salaries and incentives	360	135
Accrued warranty	1,039	357
Other accrued expenses	2,025	2,186

Net cash used in operating activities	(9,864)	(9,111)
Investing activities
Purchases of property and equipment	(2,776)	(3,760)
Proceeds from disposal of property and equipment	(4)	18
Acquisitions of business, net of cash acquired	—	357
Increase in other assets	(1,516)	(98)

Net cash used in investing activities	(4,296)	(3,483)
Financing activities
Net proceeds from notes payable, long-term debt	17,823	12,099
Repayment of short-term debt	(4,000)
Payments on capital lease obligations	—	(514)
Proceeds from the exercise of stock options and warrants	61	489

Net cash provided by financing activities	13,884	12,074
Effect of exchange rate changes on cash	(440)	971

Net (decrease) increase in cash and cash equivalents	(716)	451
Cash and cash equivalents at beginning of period	716	304

Cash and cash equivalents at end of period	$—	$755

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004

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

Operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results you may expect for the year ending December 31, 2004. We have made certain reclassifications to the June 30, 2003 interim financial statements and the December 31, 2003 consolidated balance sheet in order to conform to the June 30, 2004 presentation.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004.

Stock-based Compensation

Rockford accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

The following table represents the effect on net (loss) income and (loss) earnings per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to Rockford’s stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net (loss) income as reported	$(2,462)	$1,834	$(7,865)	$887
Proforma SFAS No. 123 expense	(77)	(113)	(184)	(188)

Proforma net (loss) income	$(2,539)	$1,721	$(8,049)	$699

Proforma net (loss) income per common share
Basic	$(0.28)	$0.19	$(0.89)	$0.08

Diluted	$(0.28)	$0.19	$(0.89)	$0.08

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

2.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Raw materials	$16,237	$9,698
Work in progress	2,436	1,548
Finished goods	36,150	30,898

	54,823	42,144
Less allowances	(4,714)	(4,219)

	$50,109	$37,925

3.	Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net (loss) income per share	$(2,462)	$1,834	$(7,865)	$887

Denominator:
Denominator for basic net income per share, weighted average shares	9,026	8,829	9,020	8,799
Effect of dilutive securities:
Employee stock options	0	354	0	352
Warrants	0	5	0	4

Dilutive potential common shares	0	359	0	356

Denominator for diluted net (loss) income per share, adjusted weighted average shares	9,026	9,188	9,020	9,155

Basic net (loss) income per share	$(0.27)	$0.21	$(0.87)	$0.10

Diluted net (loss) income per share	$(0.27)	$0.20	$(0.87)	$0.10

At June 30, 2004, options to purchase approximately 425,051 shares and warrants to purchase 649,810 shares of Rockford stock were excluded from the calculation of the diluted net loss per share because they were anti-dilutive. At June 30, 2003, options to purchase approximately 541,000 shares of Rockford stock were excluded from the calculation of the diluted net income per share because they were anti-dilutive.

4.	Convertible Debt and Warrants

On June 11, 2004, Rockford completed the private placement of $12.5 million of Rockford’s 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 649,810 shares of common stock at $5.75 per share. The private placement closed, and Rockford issued the notes and warrants, as of June 11, 2004.

The noteholders may convert the notes into Rockford’s common stock at any time prior to the scheduled maturity date of June 10, 2009. The conversion price is $5.29 per share, which represents a 15% premium over the closing price of Rockford’s common stock on June 9, 2004. If fully converted, the Notes will convert into 2,362,949 shares of Rockford’s common stock. Rockford has the right to automatically convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date.

Rockford used the net proceeds from the sale to pay off its $4.0 million junior term loan with Hilco Capital LP (“Hilco”) and to pay down its revolving asset based credit facility with Congress Financial Corporation (Western), as agent (“Congress”). This resolves the previously reported default under the Hilco facility.

At the same time it completed the notes offering, Rockford received a waiver of its previously announced violation of covenants on the revolving credit facility with Congress. In addition, Rockford and Congress modified certain terms of the Congress facility. This amendment reduced the current availability of the line to $35.0 million until Congress is able to syndicate the balance of the facility and it added a rolling EBITDA covenant that is effective starting in August of 2004.

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

Overview

Our second quarter results showed a significant improvement over the first quarter with income before taxes and minority interest improving by $5.3 million, resulting in a net loss of $3.1 million for the second quarter. Our gross margin increased by 7.1% from 20.2% to 27.3%. Our second quarter net loss included a charge of approximately $0.6 million related to the exit from the Hilco facility, described below. This expense contributed ($0.07) per share to our second quarter loss per share of ($0.27). Our loss was an improvement over the ($0.60) loss per share in the first quarter, but fell well short of the earnings per share of $0.21 achieved in the second quarter of 2003.

Our goal is to return to profitability and positive operating cash flow though increased sales and margins, reduced expenses and improved working capital management. We are beginning to see the results of our efforts, but recognize that we have significant challenges ahead of us.

Sales for the three months ended June 30, 2004 were $1.8 million less than sales for the three months ended June 30, 2003. Sales of our core Rockford Fosgate line in the second quarter of 2004 exceeded 2003 second quarter levels due to the strength of our relaunched product line. We believe sales would have been higher had we not continued to experience some of the product availability issues discussed in our first quarter 10-Q. Sales of our Lighting Audio brand for the second quarter of 2004 were well below second quarter 2003 levels, largely because 2003 included the load in sales of our 2 Fast 2 Furious promotional products. In order to preserve our domestic market presence and our relationships with our major customers, during the second quarter we diverted product into the US market that we would ordinarily allocate to overseas customers. This has reduced our international sales; however, we increased product shipments into these markets in June and expect to reduce our international backlog in the third quarter.

We began shipping our higher gross margin Power product line in the month of June, which contributed to an increase in our margin for June. April and May gross margins were approximately 25% versus a gross margin of 32% in June. In addition to the positive product mix change, our manufacturing variances improved significantly from approximately $3.4 million of unfavorable variances in the first quarter to $2.4 million of unfavorable variances in the second quarter. We expect variances will continue to improve now that we are producing all of our major relaunched product lines.

Our announced June 1 price increase had a minimal impact on our second quarter margins because we allowed dealers to order in May for scheduled delivery in June. Our margins in the second quarter were also negatively affected by the final significant sales of end of life products from our 2003 Rockford Fosgate product line.

Spending for sales and marketing, engineering and general and administrative functions for the six months ended June 30, 2004 versus 2003 remained flat as a result of our effort to contain operating costs. In May, we reduced headcount by 22 individuals, primarily in engineering and indirect marketing, in an effort to align the structure of these departments with our strategic goals and reduce operating costs. We recorded a reserve in May in the amount of $0.2 million to cover termination costs. We continue to review all our spending as part of our efforts to return to profitability.

We continued our efforts to improve liquidity in the second quarter with the placement of $12.5 million of convertible subordinated debt. This placement is intended to provide the bridge necessary until we return to generating positive operating cash flow. In addition, the new debt has a five year term and the interest rate is a low 4.5%.

Results of Operations

      The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.7	64.1	75.7	65.5

Gross profit	27.3	35.9	24.3	34.5
Operating expenses:
Sales and marketing	17.0	17.1	17.7	17.8
General and administrative	9.3	10.2	11.1	11.6
Research and development	4.6	3.7	5.8	4.5

Sales, general and administrative expenses	30.9	31.0	34.6	33.9

Operating (loss) income	(3.6)	4.9	(10.3)	0.6
Interest expense and other (income), net	2.0	(0.5)	1.8	0.3

Income (loss) before tax	(5.6)	5.4	(12.1)	0.9
Income tax expense (benefit)	(1.0)	2.3	(3.5)	0.3
Minority interest	(0.1)	(0.1)	(0.3)	(0.3)

Net (loss) income	(4.5)%	3.2%	(8.3)%	0.9%

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

Geographic Distribution of Sales

      Our sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
REGION:
United States	$44,864	$44,417	$79,088	$77,595
Other Americas	3,345	3,484	4,532	4,926
Europe	4,254	6,139	7,526	9,966
Asia	2,223	2,460	3,710	3,801

Total sales (1)	$54,686	$56,500	$94,856	$96,288

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales decreased by $1.4 million, or 1.5%, to $94.9 million for the six months ended June 30, 2004, from $96.3 million for the six months ended June 30, 2003. Major contributors to the decline include missed turns resulting from product delays and lower sales of Lightning Audio branded products. The Lightning Audio shortfall compared to the prior year was approximately $6.5 million, principally due to 2003 sales of 2 Fast 2 Furious products. An additional $0.8 million of sales decline is attributed to the same promotional products offered under the Rockford Fosgate brand name. Although sales in big-box retailers continue to show strength, declines in the domestic specialty dealer channel continue. U.S. sales in 2004 increased by 2.0% to $78.1 million compared to $77.6 million for the same period last year. International sales decreased by $2.9 million, or 15.5% to $15.8 million for the six months ended June 30, 2004, from $18.7 million for the six months ended June 30, 2003. The majority of the decrease is the result of the product delays mentioned previously, with the decrease impacting international sales because of our decision to allocate product to the US market in order to maintain US relationships.

Cost of Goods Sold. Cost of goods sold increased by $8.8 million, or 14.0%, to $71.8 million for the six months ended June 30, 2004, from $63.0 million for the six months ended June 30, 2003. As a percent of sales, cost of goods sold increased to 75.7% for the six months ended June 30, 2004, from 65.5% for the six months ended June 30, 2003. The largest contributing factors are manufacturing variances and premium freight, resulting from our first quarter product development delays discussed in our prior filings. These account for $3.5 million of the increase in cost of goods sold during 2004.

General and Administrative Expenses. General and administrative expenses decreased by $0.6 million, or 5.6%, to $10.6 million for the six months ended June 30, 2004, from $11.2 million for the six months ended June 30, 2003. As a percent of sales, general and administrative expenses were 11.1% and 11.6% respectively. Abandoned acquisition costs of $0.9 million in the first half of 2003 are the basis for the decline year to date. However, we expect further improvements in general and administrative expenses during the remainder of 2004 as a result of restructuring efforts initiated in the second quarter.

Research and Development Expenses. Research and development expenses increased by $1.1 million, or 25.6%, to $5.5 million for the six months ended June 30, 2004, from $4.3 million for the six months ended June 30, 2003. As a percent of sales, these expenses were 5.8% and 4.5% respectively. The rise continues to relate to increased personnel and product development costs associated with the production delays for our core product line, as disclosed in our prior filings. Development costs related to Simple Devices and OmniFi brands are also contributing to the increase. We expect expenses to decline in the second half of 2004 as a result of the restructuring efforts mentioned earlier and the elimination of development costs associated with the product delays.

Operating (Loss) Income. Operating (loss) income decreased by $10.4 million to a loss of $9.8 million for the six months ended June 30, 2004 as compared with income of $0.6 million for the six months ended June 30, 2003. As a percent of sales, operating (loss) income was (10.3)% for the six months ended June 30, 2004 and 0.6% for the same period in 2003. As mentioned previously, the primary reasons for the decrease in operating (loss) income are unfavorable manufacturing variances, premium freight costs, inefficiencies and development costs associated with the delayed relaunch of our core products, as well as additional selling and administrative expenses in acquired companies.

Interest and Other Expense (Income), Net. Interest and other expense (income) net, primarily consists of interest expense and currency gains and losses. Net interest and other expense (income), increased by $2.0 million to result in an expense of $1.7 million for the six months ended June 30, 2004, compared to income of $0.3 million for the six months ended June 30, 2003. Of the increase, $0.6 million resulted from the repayment of our junior credit facility with Hilco out of the proceeds of our new convertible notes offering. Interest expense increased $0.5 million to $1.0 million for the six months ending June 30, 2004, compared to $0.5 million for the same period 2003. In addition, $0.5 million of currency gains during the first six months of 2003 compare to ($0.1) million of currency loss during the same period of 2004.

Income Tax (Benefit) Expense. Income tax (benefit) expense decreased by $3.6 million, to a tax benefit of $3.4 million for the six months ended June 30, 2004, compared to a tax expense of $0.3 million for the six months ended June 30, 2003. The effective income tax rates were 29.3% and 28.7% respectively. We have reviewed our deferred tax assets and determined that, as of May 2004, no additional tax benefit will be recorded.

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

In the following discussion, certain increases or decreases may differ due to rounding.

Net Sales. Sales decreased by $1.8 million, or 3.2%, to $54.7 million for the three months ended June 30, 2004, from $56.5 million for the three months ended June 30, 2003. The decrease is primarily the result of product delays associated with the relaunch of our core product line. Although production delays moderated as the second quarter progressed, the current backlog of $7.2 million at the end of the quarter was a result of product availability issues and had an unfavorable effect on the current period as compared to the backlog of $1.9 million at the end of the same period in 2003.

U.S. sales increased by $0.5 million, or 1.1%, to $44.9 million for the three months ended June 30, 2004, from $44.4 million for the three months ended June 30, 2003. International sales decreased $2.3 million, or 19.0%, to $9.8 million for the three months ended June 30, 2004, from $12.1 million for the same period last year. Our international markets were unfavorably affected because we concentrated on delivering delayed products to the domestic marketplace and we had a larger than normal volume of new products in transit to foreign warehouses at the close of the current period.

Cost of Goods Sold. Cost of goods sold increased by $3.5 million, or 9.7%, to $39.7 million for the three months ended June 30, 2004, from $36.2 million for the three months ended June 30, 2003. As a percent of sales, cost of goods sold were 72.7% and 64.1% respectively. A heavier mix of lower margin product caused by the unavailability of higher margin product until late in the quarter, manufacturing variances and premium freight were the primary cause of this increase.

General and Administrative Expenses. General and administrative expenses decreased by $0.7 million, or 12.0%, to $5.1 million for the three months ended June 30, 2004, from $5.8 million for the three months ended June 30, 2003. As a percent of sales, general and administrative expenses were 9.3% and 10.2% respectively. The decrease was primarily attributable to abandoned acquisition costs and restructuring costs associated with our German operations incurred in 2003.

Research and Development Expenses. Research and development expenses increased by $0.4 million, or 20.2%, to $2.5 million for the three months ended June 30, 2004, from $2.1 million for the three months ended June 30, 2003. As a percent of sales, these expenses increased to 4.6% for the three months ended June 30, 2004, from 3.7% for the for the same period last year. Increases are primarily the result of costs associated with the relaunch delays for our core products.

Operating (Loss) Income. Operating (loss) income decreased by $4.8 million, to a loss of $(2.0) million for the three months ended June 30, 2004, from income of $2.8 million for the three months ended June 30, 2003. As a percent of sales, operating (loss) income decreased to (3.6)% for the three months ended June 30, 2004, from 4.9% for the three months ended June 30, 2003. The decrease in operating income is attributable to unfavorable manufacturing variances, premium freight costs, inefficiencies and development costs associated with the delayed relaunch of our core products, as well as additional selling and administrative expenses in acquired companies.

Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and currency gains and losses. Interest and other expense (income), net, increased to an expense of $1.1 million for the three months ended June 30, 2004 as compared to income of $0.3 million for the three months ended June 30, 2003. Of the increase, $0.6 million was a result of the termination and payoff of the Hilco facility. Interest expense increased by $0.3 million to $0.5 million for the three months ending June 30, 2004, compared to $0.2 million for the same period of 2003.

Income Tax (Benefit) Expense. Income tax expense decreased by $1.8 million to a tax benefit of $0.5 million for the three months ended June 30, 2004, from a tax expense of $1.3 million for the three months ended June 30, 2003. The effective income tax rates were 16.9% and 42.6% respectively. This reduced our effective tax rate for the period. We have reviewed our deferred tax asset and determined that, as of May 2004, no additional tax benefit will be recorded.

Liquidity and Capital Resources

We have financed our business primarily using existing working capital, cash flows from operations, the proceeds from our initial public offering, and bank borrowings. During the second quarter of 2004, we completed the $12.5 million private placement of our convertible notes, discussed in more detail below, to assist in our efforts to finance our business. Our cash flow used in operations was $9.8 million for the six months ended June 30, 2004 compared to $9.1 million used in operations for the six months ended June 30, 2003. The net loss and inventory increases accounted for most of our use of cash. These uses were partially offset by an increase in our accounts payable.

We rely on bank borrowings to finance operations and purchases of property and equipment. Because of our net losses and substantial need for cash during the last year, we are near to the credit limits on our current financing arrangements and are focused on reducing our need for cash. If we continue to require substantial additional cash resources, we may need to seek additional debt or equity financing. We cannot be sure that such financing will be available on acceptable terms. We expect to continue to rely on our credit facility to finance operations and purchases of property and equipment even after our operating cash flows improve.

We entered into a 3-year asset based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004. This credit facility replaced the $30 million revolving credit facility we previously maintained with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility is collateralized by substantially all of our assets and has a variable interest rate of LIBOR plus 300 basis points or Prime plus 100 basis points. In addition, the covenants limit the payment of dividends; however, we have not historically paid dividends. At the time of the closing of the convertible note financing discussed in the next paragraph, we modified certain terms of the Congress facility. This amendment reduced the current availability of the line from $45 million to $35 million until Congress is able to syndicate the balance of the facility and it added a rolling EBITDA covenant that anchors in August of 2004. The reduction of current availability has put stress on our working capital position and we are using most of our available credit facility.

On June 11, 2004 we entered into, and closed, agreements for the private placement of $12.5 million of our 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 649,810 shares of common stock at $5.75 per share. The note holders may convert the notes into our common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $5.29 per share, which represents a 15% premium over the closing price of our common stock on June 9, 2004. If fully converted, the Notes will convert into 2,362,949 shares of our common stock. We have the right to automatically convert the notes into common stock if the common stock trades above a specified target price for a specified period. We may also force the exercise of the warrants under certain circumstances prior to their expiration date.

We used the net proceeds from the sale of the notes to pay off our $4 million junior term loan with Hilco Capital LP (“Hilco”) and to pay down the revolving asset based credit facility with Congress Financial Corporation (Western), as agent (“Congress”). This resolved the default under the Hilco facility previously reported in our first quarter 10-Q. We incurred expenses of approximately $0.6 million to exit the Hilco facility, including the write off of unamortized loan origination fees and the payment of certain guaranteed fees. The payoff of the Hilco facility eliminated the default under the cross-default provision of the Congress facility and we received a waiver of this violation of covenants on the Congress facility.

Our inventory position increased from $47.4 million at the end of first quarter of 2004 to $50.1 million at the end of the second quarter. This inventory increase was due to (a) purchases of raw materials for the Power product line launch that began in June and (b) increases in finished goods inventory to begin to build safety stock levels on our Punch product line. This inventory is historically high and it is taking longer than we had hoped for our inventory management initiatives to reduce inventory levels due to the large amount of material brought in to help us overcome the product launch delays for our core products and increase our manufacturing flexibility. We have confidence that we are taking the correct steps to improve our inventory position and expect our inventory levels to decrease in the second half of 2004.

We had working capital of $40.5 million at June 30, 2004, compared to $38.1 million at December 31, 2003. The significant components of working capital for the quarter ended June 30, 2004 include:

There were no cash and cash equivalents at June 30, 2004 versus $0.7 million as at December 31, 2003. Our cash and cash equivalent balance decreased due to the negative cash flow from operations. Due to the daily sweep of cash by Congress, we do not carry any cash balances. The bank overdraft presented as a current liability represents outstanding checks, which we will pay when presented using advances from the Congress facility.

Our net accounts receivable were $42.9 million, or 70.6 days sales outstanding (DSO) at June 30, 2004 compared to $31.8 million or 77.6 DSO at December 31, 2003. The increase in accounts receivable balances is due to seasonally higher sales. The DSO improvement is due to strengthening of our collection efforts.

Net inventory increased $12.2 million, from $37.9 million at December 31, 2003 to $50.1 million at June 30, 2004. This increase was due to increased raw material requirements for the Rockford Fosgate product line redesign, an increase in inventory in transit, and increased finished goods inventory of our Omnifi product.

Accounts payable increased $19.0 million, from $9.4 million at December 31, 2003 to $28.4 million at June 30, 2004. This increase was primarily due to increased inventory purchases and extending of vendor payment terms. We have obtained extended terms from most of our vendors to compensate for the longer payment terms expected of us by our big box and mass merchandising customers.

The Congress Facility requires that we maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts and these amounts are applied to reduce the debt outstanding. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, we have recorded the outstanding balance on the Congress Facility as short-term. We expect to maintain the facility for the entire three-year term. The treatment of our credit facility as a current liability reduced our working capital by the entire $25.7 million balance of that facility.

Investing activities used cash of $4.3 million in the six months ended June 30, 2004 versus $3.5 million for the six months ended June 30, 2003. Capital expenditures, the primary use of cash from investing activities, were $2.8 million for the first six months of 2004 versus $3.8 million for the first six months of 2003. We continue working to improve management of our capital spending and have imposed more stringent payback requirements for approval of capital spending. Our capital spending is primarily in tooling for specific production lines, general machinery and equipment to support manufacturing and computer hardware and software to support our operations. We do not anticipate significant changes in our future capital spending requirements.

Off Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would have been established for the purpose of facilitating off-balance sheet arrangements. As of June 30, 2004, we are not involved in any unconsolidated VIE transactions.

Contractual Obligations as of June 30, 2004

We had certain cash obligations at June 30, 2004 due as follows (dollars in thousands)

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Current portion of long-term debt	$25,668	$245	$25,423
Long-term notes payable	$12,500			$12,500
Operating Leases	$9,187	$2,947	$4,766	$1,474

There were not material changes in Operating Leases since December 31, 2003.

We did not have any material outstanding noncancelable purchase obligations at June 30, 2004. One of our vendor sourcing agreements includes contractual terms that would require us to pay for excess raw materials in the event the program is terminated and to honor submitted purchase orders if we attempt to cancel after a stated production lead time. Under this agreement, we have requirements to purchase $0.4 million of additional raw materials for the Omnifi product during 2004. Several of our other sourcing agreements require us to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. We do not anticipate significant liability in connection with these contractual requirements.

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

Intangible Assets. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When we account for acquired businesses as purchases, we allocate purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, we allocate any excess purchase price over the fair value of the net assets acquired to goodwill.

Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at June 30, 2004, we had gross goodwill of $7,435,000 and accumulated amortization of $374,000. For the six months ended June 30, 2004 and 2003, we did not recognize amortization expense related to goodwill.

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

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and a second at December 31, 2003. In each case we determined that our goodwill was not impaired and it was not necessary to undertake the second step in the two-step process. During the six months ended June 30, 2004 and 2003, we did not record any impairment losses related to goodwill and other intangible assets.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might need to make additional allowances.

Excess and Obsolete Inventory. We maintain a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We review information such as quantity on hand versus forecasted use and inventory aging listings to assist in this assessment. If actual future demand or market conditions are less favorable than those we project, we may need to take additional inventory write-downs. Any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

Warranty. We maintain a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet our standard warranty against defects in material and workmanship. Should actual product failure rates differ from our estimates, we would need to make revisions to our estimated accruals.

Income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We presently have $6.7 million in deferred tax assets as of June 30, 2004, which we review quarterly for balance and recoverability.

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

The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. Historically, our exposure to currency exchange rate fluctuations was modest due to the fact that we sold our products primarily in U.S. dollars and held only a small percentage of our assets outside the U.S. However, we conduct a growing portion of our business in foreign currency and we are increasing our billings in local currencies in Canada and Europe.

During the first quarter of 2003, our Board of Directors approved and we began to implement a new foreign currency hedging policy. The goal of the program is to provide stability to the U.S. Dollar values of non-functional currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations. During the year ended December 31, 2003, we entered into several Canadian dollar forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net loss. We did not engage in any hedging activity during the first six months of 2004 because we determined that we had uses that are more important for our available cash. At June 30, 2004, we did not have any outstanding forward contracts.

Item 4.       Controls and Procedures

Our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures during the last 90 days in order to comply with the SEC’s requirements for certification of this Form 10-Q. Our Chief Financial Officer resigned effective July 13, 2004 and we have appointed an interim C.F.O. who is performing the duties of principal accounting officer and has participated in the review of our disclosure controls and procedures in connection with the preparation of this Form 10-Q.

Since we became public, we have maintained a disclosure policy committee, which currently includes our CEO, CFO, Chief Accounting Officer, Treasurer, Director of Investor Relations, and General Counsel. Our officers, directors, and employees are responsible to inform the committee about material developments in our business so that the committee can decide when we need to make new filings with the SEC or make disclosures to the public markets about developments in our business.

The disclosure policy committee, other senior managers, and our finance staff are responsible for preparation of our periodic reports. Our finance staff and senior managers:

•	monitor our operations and financial performance on a regular basis,

•	evaluate how our performance may affect our reports to the SEC, and

•	schedule preparation of our periodic reports.

We use our Oracle information system to develop the financial information used in our reports beginning shortly after the end of each reporting period. Members of our finance staff and our senior managers compile this information, as well as information about our business from our officers, directors, and employees, and use the compiled information to prepare our reports to the SEC. Our procedures have allowed us to file our reports within the times that the SEC’s rules require.

Based on their review of our disclosure controls and policies, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective and that they allow us to comply with our periodic reporting obligations. We believe the reports we have filed are in compliance with the SEC’s requirements.

We have not made significant changes to our internal controls, and we are not aware of changes in other factors that could significantly affect these controls, since our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures.

Part II. Other Information

Item 1.       Legal Proceedings.

Since the date we filed our Form 10-Q for the first quarter, filed with the SEC on May 17, 2004, there have been no additional material developments in connection with the patent claim or litigation with a former distributor as described in the Legal Proceedings section of our Annual Report.

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at June 30, 2004, we were not a party to any legal proceedings that we believe are material, other than the effect of the expenses associated with the lawsuits described in our Annual Report.

Item 4.       Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on Wednesday, May 12, 2004. The election of all our directors was submitted to our shareholders at the meeting and the shareholders re-elected all six of our directors. The names of the directors elected, and the number of votes each received, is as follows:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
W. Gary Suttle	8,146,330	0	49,931	0
Nicholas G. Bartol	8,181,541	0	14,720	0
Ralph B. Godfrey	8,150,061	0	46,200	0
Jerry E. Goldress	8,144,730	0	51,531	0
Timothy C. Bartol	8,122,396	0	73,065	0
John P. Lloyd	8,150,061	0	46,200	0

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.
31.1	Certification Required by Section 302 of the Sarbanes-Oxley Act
31.2	Certification Required by Section 302 of the Sarbanes Oxley Act
32	Certification Required by Section 906 of the Sarbanes Oxley Act
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 30, 2004, with our Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	During the period from April 1, 2003, through June 30, 2003, Rockford filed the following reports on Form 8-K:

     April 6, 2004       Report disclosing on Item 9 that Rockford had issued a news release regarding its closing of a new asset based credit facility. This report furnished a copy of the press release under Item 9 of Form 8-K.

     May 21, 2004       Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the 1st Quarter, ended March 31, 2004. This report furnished a copy of the press release under Item 9 of Form 8-K.

     June 15, 2004       Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s guidance for the 2nd Quarter of 2004. This report furnished a copy of the certification under Item 9 of Form 8-K.

     June 15, 2004       Report disclosing on Item 5 that Rockford had entered into agreements for the private placement of $12,500,000 of 4.5% Convertible Senior Subordinated Secured Notes due 2009 and warrants to purchase 649,810 shares of common stock. This report described certain terms of the notes and filed as exhibits the agreements relating to the notes and warrants. The report also filed as an exhibit the news release announcing the financing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: August 10, 2004	By:	/s/ Murray Cohen
Murray Cohen
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.
31.1	Certification Required by Section 302 of the Sarbanes-Oxley Act
31.2	Certification Required by Section 302 of the Sarbanes Oxley Act
32	Certification Required by Section 906 of the Sarbanes Oxley Act
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 30, 2004, with our Annual Report on Form 10-K for the year ended December 31, 2003