Form 10-Q
period 2004-09-30
ROCKFORD CORP
filed 2004-11-15
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☑   No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

     As of September 30, 2004, there were 9,025,563 shares of Common Stock, $.01 par value per share, outstanding. This is the only class of stock of the Company registered under Section 12(g) of the Securities Act of 1933.

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

As a result of our poor financial performance, the lender on our principal credit facility has restricted the availability on our credit line and we are using substantially all of the availability. As a result, our ability to fund all of our working capital requirements is under stress, we are seeking to reduce our cash requirements, and we may be forced to seek additional financing. We cannot be sure that financing will be available on acceptable terms. If it is not, we cannot be certain that we will be able to carry out our business in accordance with our business plans.

In addition, although it appears that overall demand for aftermarket mobile audio products is stabilizing, it is not clear whether our core consumers are ready to increase their spending on mobile audio.

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

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note)
	(In thousands except share data)
Assets
Current assets:
Cash and cash equivalents	$—	$477
Accounts receivable, less allowances of $8,468 and $5,929 at September 30, 2004 and December 31, 2003, respectively	32,707	31,090
Inventories, net	37,323	33,287
Deferred income taxes	1,134	5,524
Income taxes receivable	873	3,064
Prepaid expenses and other	3,575	3,711
Net current assets of discontinued operations	—	3,667

Total current assets	75,612	80,820
Property and equipment, net	10,916	12,894
Deferred income taxes	—	—
Goodwill, net	578	5,557
Other assets	2,292	1,509
Net long-term assets of discontinued operations	—	5,592

Total assets	$89,398	$106,372

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft	$634	$—
Accounts payable	21,445	8,902
Accrued salaries and incentives	2,464	1,959
Accrued warranty	2,900	4,777
Other accrued expenses	4,906	2,699
Current portion of notes payable, long-term debt	23,372	24,345

Total current liabilities	55,721	42,682
Notes payable, less discount of $434	12,066	—

Total liabilities	67,787	42,682
Minority interest	146	483
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000 Issued shares — 9,025,563 shares at September 30, 2004, and 9,010,663 shares at December 31, 2003	90	90
Additional paid-in capital	36,753	36,228
Retained earnings (deficit)	(15,717)	23,534
Accumulated other comprehensive income	339	3,355

Total shareholders’ equity	$21,465	63,207

Total liabilities and shareholders’equity	$89,398	$106,372

Note: The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Revenues	$41,130	$38,561	$133,150	$130,256
Cost of goods sold	36,221	27,466	106,304	86,638

Gross profit	4,909	11,095	26,846	43,618
Operating expenses:
Sales and marketing	7,853	7,803	24,116	24,360
General and administrative	11,604	4,185	21,056	13,910
Research and development	2,103	1,770	6,873	5,593

Total operating expenses	21,560	13,758	52,045	43,863

Operating loss	(16,651)	(2,663)	(25,199)	(245)
Interest and other expense (income), net	1,580	494	3,274	202

Loss from continuing operations before income tax	(18,231)	(3,157)	(28,473)	(447)
Income tax (benefit) expense	7,195	(1,129)	3,838	(185)

Loss from continuing operations before minority interest	(25,426)	(2,028)	(32,311)	(262)
Minority interest	(88)	(212)	(344)	(466)

(Loss) Income from continuing operations	(25,338)	(1,816)	(31,967)	204
Discontinued operations (Note 4)
Loss from disposal of discontinued operations	(5,676)	—	(5,676)	—
Loss from discontinued operations, net of taxes	(372)	(917)	(1,608)	(2,050)

Total loss from discontinued operations	(6,048)	(917)	(7,284)	(2,050)

Net loss	$(31,386)	$(2,733)	$(39,251)	$(1,846)

Net (loss) income per common share:
(Loss) Income from continuing operations
Basic	$(2.81)	$(0.21)	$(3.54)	$0.02

Diluted	$(2.81)	$(0.21)	$(3.54)	$0.02

Loss from discontinued operations
Basic	$(0.67)	$(0.10)	$(0.81)	$(0.23)

Diluted	$(0.67)	$(0.10)	$(0.81)	$(0.23)

Net loss per common share
Basic	$(3.48)	$(0.31)	$(4.35)	$(0.21)

Diluted	$(3.48)	$(0.31)	$(4.35)	$(0.21)

Weighted average shares:
Basic	9,026	8,899	9,022	8,832

Diluted	9,026	8,899	9,022	8,832

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2004	2003
	(In thousands)
Operating activities
Net loss	$(39,251)	$(1,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,396	3,810
Loss on disposal of fixed assets	1,404	5
Provision for doubtful accounts	1,418	608
Impairment of goodwill	5,333	—
Loss on disposal of discontinued operation	5,676	—
Deferred income tax expense	4,831	—
Provision for inventory allowances	5,497	803
Minority interest	(337)	(466)
Changes in operating assets and liabilities:
Bank overdraft	272	—
Accounts receivable	(3,126)	(8,181)
Inventories	(8,910)	(8,836)
Prepaid expenses and other assets	(571)	(242)
Accounts payable	13,211	3,631
Accrued salaries and incentives	577	(10)
Accrued warranty	(1,878)	170
Income tax receivable	2,204	996
Other accrued expenses	2,593	318

Net cash used in operating activities	(6,661)	(9,240)

Investing activities
Purchases of property and equipment	(2,074)	(4,151)
Proceeds from disposal of property and equipment	18	21
Acquisitions of business, net of cash acquired	—	309
Increase in other assets	(24)	(90)

Net cash used in continuing operations investing activities	(2,080)	(3,911)
Change in net assets of discontinued operations	(1,973)	(494)

Net cash used in investing activities	(4,053)	(4,405)

Financing activities
Net payments on bank line of credit	(1,528)	—
Net proceeds from notes payable, long-term debt	12,531	13,567
Payments on notes payable and long-term debt	—	—
Payments on capital lease obligations	(973)	(743)
Proceeds from the exercise of stock options and warrants	64	752

Net cash provided by financing activities	10,094	13,576
Effect of exchange rate changes on cash	143	1,369

Net (decrease) increase in cash and cash equivalents	(477)	1,300
Cash and cash equivalents at beginning of period	477	304

Cash and cash equivalents at end of period	$—	$1,604

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004

1. Basis of Presentation

Unaudited Interim Financial Information

We have prepared our unaudited condensed consolidated financial statements in accordance with United States Generally Accepted Accounting Principles applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have made all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented.

Operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results you may expect for the year ending December 31, 2004. We have made certain reclassifications to the September 30, 2003 interim financial statements and the December 31, 2003 consolidated balance sheet in order to conform to the September 30, 2004 presentation.

For further information, refer to the consolidated financial statements and footnotes included as part of our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2004.

Stock-based Compensation

Rockford accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at date of grant. Fair value of the underlying shares is determined by the market price at the date of the grant. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.

The following table represents the effect on net loss and loss per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to Rockford’s stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss as reported	$(31,386)	$(2,733)	$(39,251)	$(1,846)
Proforma SFAS No. 123 expense	(76)	(108)	(240)	(295)

Proforma net loss	$(31,462)	$(2,841)	$(39,491)	$(2,141)

Proforma net loss per common share:
Basic	$(3.49)	$(0.31)	$(4.38)	$(0.21)

Diluted	$(3.49)	$(0.31)	$(4.38)	$(0.21)

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

2. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Raw materials	$14,188	$7,719
Work in progress	2,108	1,327
Finished goods	30,178	28,185

	46,474	37,231
Less allowances	(9,151)	(3,944)

	$37,323	$33,287

3. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted net loss per share	$(31,386)	$(2,733)	$(39,251)	$(1,846)

Denominator:
Denominator for basic net loss per share, weighted average shares	9,026	8,899	9,022	8,832
Effect of dilutive securities:
Employee stock options	0	0	0	0
Warrants	0	0	0	0

Dilutive potential common shares	0	0	0	0

Denominator for diluted net loss per share, adjusted weighted average shares	9,026	8,899	9,022	8,832

Basic net loss per share	$(3.48)	$(0.31)	$(4.35)	$(0.21)

Diluted net loss per share	$(3.48)	$(0.31)	$(4.35)	$(0.21)

At September 30, 2004, options to purchase approximately 425,051 shares and warrants to purchase 649,810 shares of Rockford common stock were excluded from the calculation of the diluted net loss per share because they were anti-dilutive. At September 30, 2004, notes convertible into 2,711,949 shares of common stock and warrants to purchase 1,246,573 shares of common stock resulting from our June 10, 2004 issuance of 4.5% Convertible Senior Secured Subordinated Notes due 2009 and warrants as amended by the waiver effective on November 12, 2004, were excluded from the calculation of the diluted net loss per share because they were anti-dilutive. At September 30, 2003, options to purchase approximately 359,000 shares of Rockford stock were excluded from the calculation of the diluted net income per share because they were anti-dilutive.

4. MB Quart GmbH Subsidiary Discontinued Operations

Rockford placed its MB Quart GmbH subsidiary into receivership under German law as at September 22, 2004, after Rockford determined that receivership was the only alternative that would promptly relieve Rockford of further obligations to invest working capital or incur losses arising from MB Quart GmbH’s manufacturing operation in Germany. By instituting the receivership, Rockford relinquished any future benefit from the assets of this subsidiary. As a result, Rockford has treated the MB Quart GmbH operations as discontinued operations for all periods presented and recorded a loss on disposal of the discontinued operations of $5.7 million during the period ended September 30, 2004. The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s income statement as results from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Revenues	$1,339	$1,159	$4,175	$5,753

Cost of sales	806	1,350	2,528	5,204

Operating expenses	898	1,239	3,258	3,841

Interest and other expense, net	7	50	4	10
Income tax (benefit) expense	—	(563)	(7)	(1,252)

Net loss	$(372)	$(917)	$(1,608)	$(2,050)

Rockford continues to own and market the MB Quart brand in North America.

5. Waiver of Default on Credit Facilities

At September 30, 2004, Rockford was in default on the senior credit facility with Congress Financial Corporation (Western) both because of the MB Quart GmbH receivership and because Rockford did not reach the required EBITDA targets established in the loan agreement as of the end of September 2004. Congress granted a waiver on November 12, 2004 that waives this default as of September 30, 2004. Rockford is working with Congress to amend the EBITDA covenants to align them with its new forecasts for its restructured business.

Placing MB Quart GmbH into receivership caused a default on the indenture under which Rockford issued its 4.5% Convertible Senior Secured Subordinated Notes. The holders of the convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and the interest rate remains at 4.5% (versus the 9.5% default interest rate). The noteholders waived the default in exchange for an amendment to the facility that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of Common Stock issuable, if all of the Notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued were increased to allow the purchase of 1,187,500 shares of common stock versus the 590,737 shares available under the original warrants (excluding the warrants to purchase 59,073 shares issued to Piper Jaffray & Co., the placement agent for the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provisions that provided for the early termination of the noteholder’s second priority lien on certain of Rockford’s assets if the average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive.

6. Goodwill Impairment

Rockford is required to do an impairment review on goodwill annually per SFAS No. 142, Goodwill and Other Intangible Assets. This review is normally performed at December 31st of each year; however, Rockford determined that it needed to accelerate this review due to its continued operating losses and the significant changes in its business as a result of the strategic realignment announced on September 21, 2004. Goodwill related to the acquisition of MB Quart GmbH was written off as part of the MB Quart GmbH receivership, as discussed in Note 4. Rockford tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. Based on the screening performed, Rockford determined $5.0 million of goodwill was impaired and wrote it off during the period ended September 30, 2004. Goodwill of $0.6 million related to the SimpleDevices acquisition was not written off because Rockford realized the value of this goodwill when it sold its interest in SimpleDevices on October 1, 2004.

7. Deferred Taxes and Income Tax Benefit

Rockford reviewed its recorded deferred tax assets under the guidelines of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires a company to record a valuation allowance against any portion of the deferred tax assets that may not be utilized under the guidelines provided. Rockford determined that an additional valuation allowance in the amount of $7.2 million was required to be recorded during the quarter ended September 30, 2004, leaving a remaining balance of $1.1 million in net deferred tax assets. This resulted in a reversal of the year-to-date tax benefit in the amount of $3.4 million. Rockford discontinued recording tax benefit in the second quarter of 2004.

8. Other Charges

Rockford took several additional non-cash charges during the quarter ended September 30, 2004. These charges included additional inventory reserves for Omnifi and other products in the amount of $5.3 million, additional warranty accrual of $0.9 million, the write-off of obsolete internally developed software in the amount of $1.0 million and tooling in the amount of $0.3 million and additional bad debt reserves in the amount of $0.7 million.

9. Comprehensive Loss

The components of comprehensive loss for the three and nine months ending September 30, 2004 and 2003 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss	$(31,386)	$(2,733)	$(39,251)	$(1,846)
Foreign currency translation	143	402	339	1,372

Comprehensive loss	$(31,243)	$(2,331)	$(38,912)	$(474)

Accumulated comprehensive loss consists exclusively of foreign currency translation adjustments.

10. Subsequent Events

Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics, Inc. as disclosed in its report on Form 8-K filed on October 4, 2004. Rockford received approximately $7.8 million at closing, including approximately $6.4 million for its shares of SimpleDevices and $1.4 million in repayment of a loan to SimpleDevices. The proceeds, net of $0.2 million of fees, were used to pay down the senior credit facility. In addition, approximately $1.2 million of additional proceeds for the shares were placed into an escrow account that will be used to pay claims, if any, of Universal relating to the representations made in the Stock Purchase Agreement. If there are no claims, one-third of the escrow amount will be released to Rockford in 6 months and the rest will be released in 2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

You should read this discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Form 10-K for the year 2003, filed with the SEC on March 7, 2004.

Overview

We announced plans for the strategic realignment of our business on September 21, 2004. These plans will re-focus our business on our core mobile audio business and involve the divestiture of non-core businesses. We have already completed the first phase of the realignment by putting our MB Quart GmbH German manufacturing operations into receivership on September 22, 2004 and completing the sale of our SimpleDevices Wi-Fi business just after the end of the third quarter, on October 1, 2004. In order to facilitate our strategic realignment, we took non-cash reserves and write-offs totaling $26.5 million during the third quarter, including $5.7 million for the loss on the disposal of our MB Quart GmbH subsidiary and $0.4 million in loss from the discontinued operations of that entity, $7.2 million to establish a valuation allowance against our US deferred tax assets, $5.3 million for additional reserves on our Omnifi and other inventory, $5.0 million for the write-off of goodwill and other miscellaneous adjustments totaling $2.0 million. Our net loss for the third quarter was $31.4 million compared to a net loss of $2.7 million for the third quarter of 2003. Our net loss excluding the non-cash reserves and write-offs was $4.9 million.

We placed MB Quart GmbH into receivership under German law after we determined that receivership was the only alternative that would promptly relieve us of any further obligations to invest working capital or incur losses arising from MB Quart GmbH’s manufacturing operation in Germany. By instituting the receivership we relinquished any future benefit from the assets of this subsidiary. As a result, we recorded a loss on disposal of this discontinued operation of $5.7 million during the period ended September 30, 2004. We believe this action will eliminate over $2 million in annual operating loss. We remain a creditor of MB Quart GmbH; however, there is only a remote chance that we will recover any significant portion of our loan balance and we have fully reserved against this asset. We continue to own the MB Quart brand in North America and plan to pursue a relaunch of this brand. Continuation of the brand will require a redesign and resourcing of certain speaker products in the MB Quart product line. In addition, the German receiver has indicated that MB Quart GmbH may not be able to supply us with product, which may result in product supply delays. We believe the MB Quart brand is a strategic fit given our focus on our core mobile audio business and we plan to relaunch of this brand in the North American market, which accounts for approximately two-thirds of the world market for MB Quart.

Although relinquishing the German operation was a positive step to resolving our cashflow and profitability issues, it caused a default on both our Congress credit facility and our convertible notes. The holders of our convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and our interest rate remains at 4.5% (versus the 9.5% default interest rate). The noteholders waived the default in exchange for an amendment to the notes that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of Common Stock issuable, if all of the Notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued were increased to allow the purchase of 1,187,500 shares of common stock versus the 590,737 shares available under the original warrants (excluding the 59,073 warrants issued to Piper Jaffray, the placement agent in the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was also lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provisions that provided for the early termination of the noteholder’s second priority lien on certain of our assets if our average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive.

We were also in default on the Congress facility both because of the MB Quart GmbH receivership and because we did not reach the required EBITDA targets established in the Congress loan agreement as of the end of September, 2004. Congress granted a waiver on November 12, 2004 that waives this default as of September 30, 2004. We are working with Congress to amend the EBITDA covenants to align them with our new forecast for our restructured business.

Based on our cashflow forecast, we anticipate that without significant changes in our business we will be in an overadvance position on the Congress facility at the end of December 2004 and during the first quarter of 2005. The projected shortfall results from a combination of our expected continued losses during the 4th quarter, which is typically our lowest quarter for sales because of the seasonality of mobile audio sales, and our normal seasonal inventory build in anticipation of increased sales in the first and second quarters. We are pursuing initiatives that will prevent this situation and expect that we will be able to decrease capital requirements, sell non-core assets, and raise vendor financing to accomplish this objective. We continue to believe that our relationship with Congress remains strong. The balance on our Congress facility was $22.8 million as of September 30, 2004, down from our balance of $25.4 million at June 30, 2004. We used the proceeds from the sale of SimpleDevices on October 1, 2004 to pay down the Congress facility and the balance at October 31, 2004 was $17.9 million.

In furtherance of our strategic realignment, we sold our majority interest in SimpleDevices, Inc. to Universal Electronics, Inc. as disclosed in our report on Form 8-K filed on October 4, 2004. We received approximately $7.8 million at closing, including approximately $6.4 million for our shares of SimpleDevices and $1.4 million in repayment of a loan to SimpleDevices. The proceeds, net of $0.2 million of fees, were used to pay down the senior credit facility. In addition, approximately $1.2 million of additional proceeds for our shares were placed into an escrow account that will be used to pay claims of Universal, if any, relating to the representations made in the Stock Purchase Agreement. If there are no claims, one-third of the escrow amount will be released to us in 6 months and the rest will be released in 2 years. This divestiture is expected to eliminate approximately $300,000 per month of operating losses.

Sales for the three months ended September 30, 2004 were $2.6 million higher than sales for the three months ended September 30, 2003. Sales of our core Rockford Fosgate line in the third quarter of 2004 exceeded 2003 third quarter levels due to the strength of our relaunched product line. We also filled most of the backlog in our international markets and had 15% growth in international sales over the same period in 2003. Although our OEM business is still a small portion of our sales, the growth in this area is significant, with a growth in sales of over 300% for the third quarter 2004 compared to the third quarter 2003. We are aggressively pursuing opportunities in the OEM market as we believe the strength of our brands will allow us to expand in this channel.

Gross margin for the three months ended September 30, 2004 was $4.9 million, or 12% of sales versus 29% of sales for the three months ended September 30, 2003. Cost of goods sold for the third quarter included approximately $5.3 million of additional inventory reserves for obsolescence and our strategic realignment decisions. Gross margin was 25% if this inventory reserve adjustment is excluded.

We are required to do an impairment review on goodwill annually. We normally do this review at December 31st of each year; however, we determined that we needed to accelerate this review due to our continued operating losses and the significant changes in our business as a result of our strategic realignment. As noted above, goodwill related to the acquisition of MB Quart GmbH was written off in connection with the MB Quart GmbH receivership. We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. Based on the screening performed, we determined that $5.0 million of goodwill was impaired and wrote if off during the quarter ended September 30, 2004. We did not write off $0.6 million of goodwill related to the SimpleDevices acquisition because we realized the value of this goodwill when we sold our majority interest in Simple Devices on October 1, 2004.

We also reviewed our deferred tax assets under the guidelines of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires that we record a valuation allowance against any portion of the deferred tax assets that may not be utilized under the guidelines provided. We determined that a valuation allowance in the amount of $7.2 million was required to be recorded during the quarter ended September 30, 2004, leaving a remaining balance of $1.1 million in net deferred tax assets.

We have made some tough decisions and realize that we have a challenge ahead of us. We are reviewing our results by brand and channel to make sure that we are providing value and are realizing an adequate return on sales to each customer. We anticipate that our consolidated sales for 2005 will be lower than 2004 due to the divestiture of non-core businesses and the elimination or repositioning of certain products. We anticipate these steps will have a positive impact on operating income.

As we disclosed previously, the manufacturing cost of our relaunched Rockford Fosgate mobile audio products are higher than we anticipated and do not currently provide adequate gross margin to cover our operating costs. We are undertaking significant value engineering projects to reduce the cost of these products. We anticipate these projects will help us improve gross margins beginning in 2005 and continuing into 2006. In addition, we have a number of initiatives underway to reduce our operating costs.

We are encouraged by the strong reception our core mobile audio products continue to receive in the marketplace and are looking forward to growth across all of our significant mobile audio distribution channels. We are focused on resolving our short-term liquidity shortfall to allow us time to focus on improvements in our core business that will return us to profitability

Results of Operations

     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.1	71.2	79.8	66.5

Gross profit	11.9	28.8	20.2	33.5
Operating expenses:
Sales and marketing	19.1	20.2	18.1	18.7
General and administrative	28.2	10.9	15.8	10.7
Research and development	5.1	4.6	5.2	4.3

Sales, general and administrative expenses	52.4	35.7	39.1	33.7

Operating loss	(40.5)	(6.9)	(18.9)	(0.2)
Interest and other expense, net	3.8	1.3	2.5	0.2

Loss from continuing operations income before tax	(44.3)	(8.2)	(21.4)	(0.3)
Income tax (benefit) expense	17.5	(2.9)	(2.9)	(0.1)
Minority interest	(0.2)	(0.5)	(0.3)	(0.4)

(Loss) income from continuing operations	(61.6)	(4.7)	(24.0)	0.2
Discontinued operations
Loss from disposal of discontinued operations	(13.8)	—	(4.3)	—
Loss from discontinued operations, net of taxes	(0.9)	(2.4)	(1.2)	(1.6)

Net Loss	(76.3%)	(7.1%)	(29.5%)	(1.4%)

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

Geographic Distribution of Sales

     Our sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
REGION:
United States	$32,174	$30,764	$111,261	$109,600
Other Americas	3,678	2,729	8,209	7,718
Europe	3,095	3,122	7,787	8,630
Asia	2,183	1,946	5,893	4,308

Total sales (1)	$41,130	$38,561	$133,150	$130,256

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

In the following discussion, certain increases or decreases may differ due to rounding.

Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

Net Sales. Sales increased by $2.6 million, or 6.5%, to $41.1 million for the three months ended September 30, 2004, from $38.6 million for the three months ended September 30, 2003. The increase in sales was primarily the result of the demand for our new Rockford Fosgate product lines and growth in our OEM business.

U.S. sales increased by $1.4 million, or 4.6%, to $32.2 million for the three months ended September 30, 2004, from $30.8 million for the three months ended September 30, 2003. The $1.4 million increase in U.S. sales was the result of the strong demand for our new Rockford Fosgate product line and growth in our OEM business. International sales increased by $1.2 million, or 14.9%, to $9.0 million for the three months ended September 30, 2004, from $7.8 million for the three months ended September 30, 2003, also attributable to strong demand for our new Rockford Fosgate product line. The gain was larger than expected because during the 3rd quarter we were able to fill almost all of the second quarter backlog that had been caused by product delays. Although we have finally returned to more normal backlog levels, we believe our product delays cost us a substantial amount of sales.

Cost of Goods Sold. Cost of goods sold increased by $8.8 million, or 31.9%, to $36.2 million for the three months ended September 30, 2004, from $27.5 million for the three months ended September 30, 2003. As a percent of sales, cost of goods sold increased to 88.1% for the three months ended September 30, 2004, from 71.2% for the three months ended September 30, 2003. Cost of goods sold for the third quarter included approximately $5.3 million of additional inventory reserves for obsolescence and our strategic realignment decisions.

General and Administrative Expenses. General and administrative expenses increased by $7.4 million, or 177%, to $11.6 million for the three months ended September 30, 2004, from $4.2 million for the three months ended

September 30, 2003. As a percent of sales, general and administrative expenses increased to 28.2% for the three months ended September 30, 2004, from 10.9% for the three months ended September 30, 2003. Included in the increase over the prior year were charges taken for goodwill impairment and reserves for severance of $5.0 million and $0.2 million, respectively.

Operating Loss. Operating loss increased by $14.0 million to a $16.7 million operating loss for the three months ended September 30, 2004, from a $2.7 million operating loss for the three months ended September 30, 2003. As a percent of sales, operating loss increased to a 40.5% loss for the three months ended September 30, 2004, from a 6.9% loss for the three months ended September 30, 2003. Excluding the $19.0 million non-cash charges we would have had operating income for the third quarter of $2.3 million.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $1.1 million to result in expense of $1.6 million for the three months ended September 30, 2004, compared to expense of $0.5 million for the three months ended September 30, 2003. The other expense for the three months ended September 30, 2004 includes $1.0 million of write-offs of internally developed software we determined was obsolete. In addition, we incurred increased interest expense due to the increased balance of our line of credit and our recently issued convertible notes.

Income Tax (Benefit) Expense. Income tax (benefit) expense decreased by $8.3 million to a $7.2 million expense for the three months ended September 30, 2004, from a $1.1 million benefit for the three months ended September 30, 2003. The $7.2 million expense was the charge taken to establish a valuation allowance against a majority of our deferred tax assets.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Net Sales. Sales increased by $2.9 million, or 2.2%, to $133.2 million for the nine months ended September 30, 2004, from $130.2 million for the nine months ended September 30, 2003. This was due to growth in our OEM sales that were offset by lost turns early in the year resulting from product delays in our Rockford Fosgate product line and lower sales of our Lighting Audio branded products. Although we have finally returned to more normal backlog levels, we believe our product delays cost us a substantial amount of sales.

U.S. sales increased by $1.6 million, or 1.5%, to $111.3 million for the nine months ended September 30, 2004, from $109.6 million for the nine months ended September 30, 2003. This was due to growth in our OEM sales that were offset by lost turns early in the year resulting from product delays in our Rockford Fosgate product line and lower sales of our Lighting Audio branded products. International sales increased by $1.2 million, or 6.0%, to $21.9 million for the nine months ended September 30, 2004, from $20.7 million for the nine months ended September 30, 2003. The majority of this increase is the result of increased sales in Asia and Latin America and despite the product delays mentioned previously.

Cost of Goods Sold. Cost of goods sold increased by $19.7 million, or 22.6%, to $106.3 million for the nine months ended September 30, 2004, from $86.6 million for the nine months ended September 30, 2003. As a percent of sales, cost of goods sold increased to 79.8% for the nine months ended September 30, 2004, from 66.5% for the nine months ended September 30, 2003. The largest contributing factors were manufacturing variances and premium freight resulting from our first quarter product development delays discussed in our prior filings and the additional inventory reserves taken in the third quarter.

General and Administrative Expenses. General and administrative expenses increased by $7.1 million, or 51.4%, to $21.1 million for the nine months ended September 30, 2004, from $13.9 million for the nine months ended September 30, 2003. As a percent of sales, general and administrative expenses increased to 15.8% for the nine months ended September 30, 2004, from 10.7% for the nine months ended September 30, 2003. General and administrative expenses for the nine months ended September 30, 2004 included the write-off of goodwill in the amount of $5.0 million.

Research and Development Expenses. Research and development expenses increased by $1.3 million, or 22.9%, to $6.9 million for the nine months ended September 30, 2004, from $5.6 million for the nine months ended September 30, 2003. As a percent of sales, these expenses increased to 5.2% for the nine months ended September 30, 2004, from 4.3% for the nine months ended September 30, 2003. The rise continues to relate primarily to increased personnel and product development costs associated with the product delays in our core Rockford Fosgate product line. Development costs related to Simple Devices and Omnifi brands also contributed to the increase.

Operating (Loss) Income. Operating loss increased by $25.0 million to a $25.2 million loss for the nine months ended September 30, 2004, compared to $0.2 million loss for the nine months ended September 30, 2003. Operating loss was 18.9% as a percentage of sales for the nine months ended September 30, 2004, compared to loss of 0.2% for the nine months ended September 30, 2003. The operating loss for the nine months ended September 30, 2004, net of the $19.0 million non-cash charges, would have been $6.2 million. As mentioned previously, the primary reasons for the increase in operating loss, aside from the additional non-cash charges, are unfavorable manufacturing variances, premium freight costs, inefficiencies and development costs associated with the delayed launch of our core Rockford Fosgate products, as well as additional selling and administrative expenses related to acquisitions.

Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $3.0 million to result in expense of $3.3 million for the nine months ended September 30, 2004, compared to expense of $0.2 million for the nine months ended September 30, 2003. The other expense for the nine months ended September 30, 2004 includes $1.0 million of write-offs of internally developed software we determined was obsolete. In addition, interest expense is greater than the prior year due to the increased balance on our credit facilities and our recently issued convertible notes.

Income Tax (Benefit) Expense. Income tax (benefit) expense increased by $4.0 million to $3.8 million of expense for the nine months ended September 30, 2004, from $0.2 million of benefit for the nine months ended September 30, 2003. The expense in 2004 includes a $7.2 million non-cash charge taken in the third quarter to establish a valuation allowance against a majority of our deferred tax assets. For the nine months, it is offset by $3.4 million of tax benefit recorded during the first quarter of 2004. We had ceased taking any tax benefit during the second quarter of 2004.

Liquidity and Capital Resources

We have financed our business primarily using existing capital, cash flows from operations, the proceeds from our initial public offering, the proceeds from our private placement of convertible notes, and bank borrowings. Our cash flow used in operations was $6.7 million for the nine months ended September 30, 2004 compared to $9.2 million used in operations for the nine months ended September 30, 2003. The net loss accounts for our primary use of cash.

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

As of September 30, 2004, we were in default of the Congress facility both because we did not reach the required EBITDA target established in the loan agreement as of September 30, 2004 and because we placed our German subsidiary, MB Quart GmbH, into receivership. Congress granted a waiver on November 12, 2004 that waives these defaults as of September 30, 2004. We are working with Congress to amend the EBITDA covenants to align them with our new forecasts for our restructured business.

As of June 10, 2004 we entered into, and closed, agreements for the private placement of $12.5 million of our 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 649, 810 shares of common stock at $5.75 per share. The note holders may convert the notes into our common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $5.29 per share, which represents a 15% premium over the closing price of our common stock on June 9, 2004. If fully converted, the notes were scheduled to convert into 2,362,949 shares of our common stock. We have the right to automatically convert the notes into common stock if the common stock trades above a specified target price for a specified period. We may also force the exercise of the warrants under certain circumstances prior to their expiration date.

As of September 30, 2004 we were in default on the indenture under which we issued our convertible notes. The default was caused by the voluntary receivership of our German subsidiary, MB Quart GmbH. The holders of our convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and our interest rate remains at 4.5% (versus the 9.5% default interest rate). The noteholders waived the default in exchange for an amendment to the notes that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of Common Stock issuable, if all of the Notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued were increased to allow the purchase of 1,187,500 shares of common stock versus the 590,737 shares available under the original agreement (excluding the 59,073 warrants issued to Piper Jaffray, the placement agent in the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was also lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provisions that provided for the early termination of the noteholder’s second priority lien on certain of our assets if our average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive.

Based on our cashflow forecast, we anticipate that without significant changes in our business we would be in an overadvance position on the Congress facility at the end of December 2004 and during the first quarter of 2005.

The projected shortfall results from a combination of our expected continued losses during the 4th quarter, which is typically our lowest quarter for sales because of the seasonality of mobile audio sales, and our normal seasonal inventory build in anticipation of increased sales in the first and second quarters. We are pursuing initiatives that will prevent this situation and expect that we will be able to decrease capital requirements, sell non-core assets, and raise vendor financing to accomplish this objective. We continue to believe that our relationship with Congress remains strong. Our balance on our Congress facility was $22.8 million as of September 30, 2004, down from our balance of $25.4 million at June 30, 2004. We used the proceeds from the sale of our interest in SimpleDevices on October 1, 2004 to pay down the Congress facility and the balance at October 31, 2004 was $17.9 million.

Our inventory position decreased from $46.2 million at the end of the second quarter (taking into account the removal of MB Quart GmbH inventory as a discontinued operation) to $37.3 million at the end of third quarter of 2004. This inventory decrease was due to the establishment of additional reserves pertaining to Omnifi and excess and obsolete inventory and our continued focus on reducing overall inventory levels. Although an improvement from the second quarter, our inventory levels are still high and we continue to pursue inventory management initiatives to further reduce inventory levels. We have confidence that we are taking the correct steps to improve our inventory position and expect our inventory levels to decrease further in the fourth quarter of 2004.

We had working capital of $19.9 million at September 30, 2004, compared to $38.1 million at December 31, 2003. The significant components of working capital for the quarter ended September 30, 2004 include:

•	There were no cash and cash equivalents at September 30, 2004 versus $0.4 million as at December 31, 2003. Due to the daily sweep of cash by Congress, we do not carry any cash balances. The bank overdraft presented as a current liability represents outstanding checks, which we expect to pay when presented using advances from the Congress facility.

•	Our net accounts receivable were $32.7 million, or 63.1 days sales outstanding (DSO) at September 30, 2004 compared to $31.1 million or 77.6 DSO at December 31, 2003. The slight increase in accounts receivable balances is due to seasonally higher sales. The DSO improvement is due to strengthening of our collection efforts.

•	Net inventory increased $4.0 million, from $33.3 million at December 31, 2003 to $37.3 million at September 30, 2004.

•	Accounts payable increased $12.6 million, from $8.9 million at December 31, 2003 to $21.5 million at September 30, 2004. This increase was primarily due to increased inventory purchases and extending of vendor payment terms. We have obtained extended terms from most of our vendors to compensate for the longer payment terms expected of us by our big box and mass merchandising customers.

The Congress facility requires that we maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts on a daily basis and these amounts are applied to reduce our outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, we have recorded the $22.8 million outstanding balance as at September 30, 2004 on the Congress Facility as short-term. We expect to maintain the facility for the entire three-year term.

Investing activities used cash in continuing operations of $2.1 million in the nine months ended September 30, 2004 versus $3.9 million for the nine months ended September 30, 2003. Capital expenditures, the primary use of cash from investing activities, were $2.1 million for the first nine months of 2004 versus $4.2 million for the first nine months of 2003. We continue working to improve management of our capital spending and have imposed increased payback requirements for approval of capital spending. Our capital spending is primarily in tooling for specific production lines, general machinery and equipment to support manufacturing and computer hardware and software to support our operations. We do not anticipate significant changes in our future capital spending requirements, other than reductions resulting from our divestiture of non-core businesses and elimination of the capital spending required for those businesses.

Off Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would have been established for the purpose of facilitating off-balance sheet arrangements. As of September 30, 2004, we are not involved in any unconsolidated VIE transactions.

Contractual Obligations as of September 30, 2004

We had certain contractual obligations at September 30, 2004 due as follows:

	Payments due by period
	(in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Current portion of long-term debt	$23,372	$555	$22,817

Long-term notes payable	$12,500			$12,500

Operating leases	$9,187	$2,947	$4,766	$1,474

There have not been material changes in our operating leases since December 31, 2003.

We did not have any material outstanding noncancelable purchase obligations at September 30, 2004. One of our vendor sourcing agreements includes contractual terms that would require us to pay for excess raw materials in the event the program is terminated and to honor submitted purchase orders if we attempt to cancel after a stated production lead time. Under this agreement, we have requirements to purchase $0.7 million of additional raw materials for our Omnifi products during 2004. We have accrued for this obligation. We are in the process of terminating another vendor and have purchase commitments of $0.5 million to that vendor. Several of our other sourcing agreements require us to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. We do not anticipate significant liability in connection with these contractual requirements.

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

Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at September 30, 2004, we had gross goodwill of $0.6 million pertaining to our investment in SimpleDevices, which was sold in October 2004. All remaining goodwill has been written off because of its impairment as outlined in the notes to our financial statements.

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

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as at December 31, 2002, and a second at December 31, 2003. In each case we determined that our goodwill was not impaired and it was not necessary to undertake the second step in the two-step process. During the nine months ended September 30, 2004, as a result of our continued operating losses and our realignment decisions announced on September 21, 2004, we concluded that it was necessary to perform an early impairment test. Based on the screening performed, we determined that $5.0 million of goodwill was impaired and wrote it off during the period ended September 30, 2004. We did not write off $0.6 million of goodwill related to the SimpleDevices acquisition because we realized the value of this goodwill when we sold our interest in SimpleDevices on October 1, 2004. For the nine months ended September 30, 2003, we did not record any impairment losses related to goodwill and other intangible assets.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might need to make additional allowances.

Excess and Obsolete Inventory. We maintain a reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We review information such as quantity on hand versus forecasted use and inventory aging listings to assist in this assessment. If actual future demand or market conditions are less favorable than those we project, we may need to take additional inventory write-downs. Any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made. As a result of the realignment we announced on September 21, 2004, we took inventory write downs of $5.3 million for the quarter ending September 30, 2004.

Warranty. We maintain a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet our standard warranty against defects in material and workmanship. Should actual product failure rates differ from our estimates, we would need to make revisions to our estimated accruals.

Income taxes. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision, or decrease our benefit, by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Based on our review of our deferred tax assets at September 30, 2004, we determined that a valuation allowance in the amount of $7.1 million was required during the third quarter of 2004, leaving a remaining balance of $1.1 million in net deferred tax assets.

Inflation. Inflation has not had a significant impact on our operations since we operate in a market that requires continuing price decreases and we have historically been able to insist on continuing price decreases from our suppliers. Rising metal prices and increasing transportation costs may have an impact on our operations in the remainder of 2004 and in 2005, if we are not able to secure concessions from our suppliers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our holdings of cash equivalents are subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments and the essentially zero cash balances we carry. The outstanding balances on our credit facilities are also subject to interest rate fluctuations.

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

In recent years we have sourced an increasing percentage of our products, or of raw materials and parts for our products, from outside the United States. Most of these raw materials and parts are sources in the far east, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which we are able to purchase from our foreign suppliers and may, therefore, increase our costs.

During the first quarter of 2003, our Board of Directors approved and we began to implement a new foreign currency hedging policy. The goal of the program was to provide stability to the U.S. Dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program should mitigate the risk of significant changes in our earnings due to short-term foreign exchange fluctuations. During the year ended December 31, 2003, we entered into several Canadian dollar forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net loss. We did not engage in any hedging activity during the first nine months of 2004 because we determined that we had uses that are more important for our available cash. At September 30, 2004, we did not have any outstanding forward contracts.

Item 4. Controls and Procedures

Our principal executive officer and principal accounting officer reviewed our disclosure controls and procedures during the last 90 days in order to comply with the SEC’s requirements for certification of this Form 10-Q. Our Chief Financial Officer resigned effective July 13, 2004 and we have appointed an interim Chief Financial Officer who is performing the duties of principal accounting officer and has participated in the review of our disclosure controls and procedures in connection with the preparation of this Form 10-Q.

Since we became a public company, we have maintained a disclosure policy committee, which currently includes our Chief Executive Officer, Interim Chief Financial Officer, Chief Accounting Officer, Treasurer, Director of Investor Relations, and General Counsel. Our officers, directors, and employees are responsible to inform the committee about material developments in our business so that the committee can decide when we need to make new filings with the SEC or make disclosures to the public markets about developments in our business.

The disclosure policy committee, other senior managers, and our finance staff are responsible for preparation of our periodic reports. Our finance staff and senior managers:

•	monitor our operations and financial performance on a regular basis,

•	evaluate how our performance may affect our reports to the SEC, and

•	schedule preparation of our periodic reports.

We use our Oracle information system to develop the financial information used in our reports beginning shortly after the end of each reporting period. Members of our finance staff and our senior managers compile this information, as well as reports about our business from our officers, directors, and employees, and use the compiled information to prepare our reports to the SEC. Our procedures have allowed us to file our reports within the time frames that the SEC’s rules require.

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

     Part II. Other Information

Item 1. Legal Proceedings.

Since we filed our Form 10-Q for the second quarter with the SEC on August 11, 2004, there have been no additional material developments in connection with the patent claim or litigation with a former distributor as described in the Legal Proceedings section of our Annual Report.

We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at September 30, 2004, we were not a party to any legal proceedings that we believe are material, other than the effect of the expenses associated with the lawsuits described in our Annual Report.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1,

Exhibit
Number	Description of Document
1999+
4.1	Specimen Common Stock Certificate+
4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.
31.1	Certification Required by Section 302 of the Sarbanes-Oxley Act
31.2	Certification Required by Section 302 of the Sarbanes Oxley Act
32	Certification Required by Section 906 of the Sarbanes Oxley Act
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 30, 2004, with our Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	During the period from July 1, 2004, through September 30, 2004, Rockford filed the following reports on Form 8-K:

          July 21, 2004    Report disclosing on Item 7 that Rockford had issued a news release announcing the resignation of James Thomson, Rockford Chief Financial Officer. This report furnished a copy of the press release as Exhibit 99.1 to the Form 8-K.

          August 3, 2004    Report disclosing on Item 7 that Rockford had issued a news release regarding Rockford’s results of operations for the 2nd Quarter of 2004 and for the first half of 2004. This report furnished a copy of the press release as Exhibit 99.1 to the Form 8-K.

          September 21, 2004    Report disclosing on Item 2.04 that Rockford had defaulted on its senior credit facility with Congress and on its convertible notes, on Item 2.05 that Rockford had placed its MB Quart GmbH subsidiary into receivership and estimating charges relating to this action of approximately $11 million, on Item 2.06 that the realignment of Rockford’s business and refocus on its core mobile audio business would lead to material charges in an estimated amount of approximately $25 million, and on Item 7.01 that Rockford had issued a news release regarding the strategic realignment of its businesses, anticipated impairment charges, and defaults under its financing facilities. This report furnished a copy of the press release as Exhibit 99.1 to the Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: November 15, 2004	By:	/s/ Murray Cohen
Murray Cohen
Vice President of Finance and Interim Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)