Form 10-K
period 2004-12-31
ROCKFORD CORP
filed 2005-04-15
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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
Common Stock ($.01 Par Value)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant was $26,316,239 as of June 30, 2004.
      There were 9,233,024 shares of Common Stock issued and outstanding as of March 31, 2005.
      Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be held on May 11, 2005, are incorporated by reference into Part III of this Form 10-K. Exhibit 99.9 to this Form 10-K is also incorporated by reference into Part I of this Form 10-K.

ROCKFORD CORPORATION
FORM 10-K
DECEMBER 31, 2004
      The market value of Rockford’s voting stock held by non-affiliates shown on the cover page is based on:

•	Rockford’s estimate of the number of shares held by non-affiliates; and

•	$4.50 per share, the price at which Rockford’s shares were last sold as of June 30, 2004, as reported by The NASDAQ Stock Market.
      Rockford’s calculation of the number of shares held by affiliates is a good faith estimate for this Annual Report. Shares held by affiliates include all shares beneficially owned by Rockford’s executive officers and directors. They also include shares held by any shareholder who beneficially owned more than 10% of Rockford’s shares, as disclosed in this report, except that Rockford has not included in shares held by affiliates the shares that may be beneficially owned by Quaker Capital Management Corporation in light of its disclaimer of beneficial ownership. Rockford is not bound by this figure for any other purpose.

Forward-Looking Statements And Risk Factors
      We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, product development, business strategy, continued acceptance and growth of our products, dependence on significant customers and suppliers, and the adequacy of our available cash resources. Statements may contain projections of results of operations or of financial condition. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.
      Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which speak only as at the date on which they are made. Actual results may differ materially from those described in these forward-looking statements. We disclaim any obligation or undertaking to update these forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.
      When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report and in Exhibit 99.9, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price,” which is incorporated in this report by reference. The risk factors noted throughout this report, particularly in the discussion in Exhibit 99.9, and other risk factors that Rockford has not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I

Item 1.	Business
Rockford Business
      Rockford Corporation (with its subsidiaries, “Rockford” or “the Company”) currently designs, manufactures and distributes high performance audio systems for the mobile, professional and home theater audio markets. In 2004, Rockford announced a strategic realignment that will focus Rockford on its core mobile audio business and is expected to lead to the divestiture of the remaining non-core businesses including Rockford’s professional and home theater audio businesses.
      Mobile audio sales accounted for 95.1% of Rockford’s revenue in 2004. Rockford’s mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. Rockford believes its ability to deliver innovative and technologically advanced products appeals to its consumers’ desire for distinctive, leading-edge products and powerful, high quality sound. Rockford markets its core mobile audio products primarily under the Rockford Fosgate, Lightning Audio, Q-Logic and InstallEdge.com brand names, selling products that include digital and analog amplifiers, speakers, speaker enclosures and accessories.
      Rockford currently sells home theater products, primarily under the NHT and Fosgate Audionics brands. Rockford also sells professional audio products, primarily under the NHT and Hafler brands. On January 4, 2005, Rockford announced the engagement of an investment banker to assess strategic alternatives, including a possible sale, for these non-core businesses.
Rockford’s Brands
      Rockford marketing and product development efforts are designed to enhance its brand images and generate increased loyalty among its consumers in each market segment and among the retailers who sell Rockford products. Rockford markets its products under the following primary brands:

Mobile Audio

•	Rockford Fosgate. Under the Rockford Fosgate brand, Rockford offers distinctive products that produce powerful, high quality sound. Rockford Fosgate mobile audio products are marketed under three primary product lines:

•	Punch Series — the line for the majority of Rockford’s amplifiers, subwoofers, and speakers;

•	Power Series — the line for Rockford’s higher performing amplifiers, subwoofers, and speakers; and

•	Type RF — the line for Rockford’s highest performing mobile audio amplifiers.
        Rockford also sells Rockford Fosgate products to Nissan for installation as part of factory installed audio systems for four models of Nissan vehicles, the Sentra SE-R, Xterra, Frontier Crew Cab and Titan full size truck. Mitsubishi has agreed to install Rockford Fosgate branded audio systems in two models of Mitsubishi vehicles beginning with the 2006 model year. Rockford also sells Rockford Fosgate products under the Connecting Punch brand, for a full line of mobile audio installation accessories;

•	Lightning Audio. Rockford sells amplifiers, subwoofers, speakers, and accessories under the Lightning Audio brand and its Bolt, Strike and Storm product lines. Lightning Audio products are generally more moderately priced than Rockford Fosgate products;

•	Q-Logic. Under the Q-Logic brand, Rockford develops and markets Q-Logic speaker enclosures, Q-Forms kick panels and Q-Customs enclosures. Each of these products is designed to hold mobile audio speakers, providing an effective and convenient method for installing improved speakers in cars, trucks and SUVs. These products complement Rockford Fosgate and Lightning Audio products since many consumers will purchase a Q-Logic product as the “box” to hold Rockford Fosgate or Lightning Audio speakers; and

•	InstallEdge.com. Rockford uses the InstallEdge.com business-to business brand to offer installation-shop supplies to mobile audio installation shops, custom home audio installers and marine outfitters.

Home Theater and Professional Audio

•	Fosgate Audionics. Rockford distributes home theater electronics under the Fosgate Audionics brand through conventional retailers and custom installers;

•	NHT. Rockford designs high quality loudspeakers for the home theater, stereo, custom installation and professional audio markets under the NHT and NHT Pro brands. NHT’s products are positioned as “affordable high end” and are sold through specialty audio stores and custom installers; and

•	Hafler. Rockford designs, manufactures and sells reference quality near field monitor loudspeakers and power amplifiers to the professional audio industry under the Hafler brand.
Strategy for Rockford’s Brands
      Rockford’s goal is to design, produce and distribute some of the best engineered and most recognized and respected brands of high performance mobile audio products in the world. Rockford’s strategy is intended to enhance and reinforce Rockford’s global brand images among consumers and retailers. Key elements of Rockford’s strategy are to:

•	Continue to introduce new and technologically innovative mobile audio products;

•	Expand Rockford’s mobile audio OEM business;

•	Broaden Rockford’s distribution by entering new distribution channels and increasing penetration of Rockford’s existing distribution channels; and

•	Capitalize on Rockford’s worldwide brand recognition to increase sales in international markets.
As a result of Rockford’s brands and strategy, Rockford believes it can grow its business and become a more significant participant in the worldwide mobile audio market.
Rockford Products

Percent of Sales by Product Class
      Rockford sales since 2002 were divided among Rockford’s principal product classes as shown in the following table:

	Year Ended December 31,

	2002	2003	2004

Product Class:
Amplifiers	38.8%	39.4%	37.8%
Speakers	36.1	39.6	41.6
Accessories	14.1	11.5	10.2
Others(1)	11.0	9.5	10.4

Total	100.0%	100.0%	100.0%

(1)	Includes source units, enclosures, signal processors, digital media products, and other products. No single product class in this group accounted for more than 10% of Rockford’s sales in any of these years.
      Financial information about geographic segments may be found at Note 13 of the Notes to Consolidated Financial Statements of this Form 10-K.

Mobile Audio
      Rockford offers high performance mobile audio products consisting of the following primary types of products:

•	Amplifiers. Power amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Power amplifiers are essential for a high performance mobile audio system;

•	Speakers. Speakers accept a signal from a source unit or amplifier and translate it into sound. There are two categories of speakers: those eight inches or greater in diameter are considered subwoofers and are designed to play lower (bass) frequencies; and those less than eight inches in diameter are considered speakers and are designed for higher frequencies. Aftermarket speakers and subwoofers provide dramatically improved sound quality compared to most factory installed mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

•	Accessories. Accessories are the additional items required to install and use mobile audio products. Accessories include amplifier wiring kits, fuses, circuit breakers, interconnect cables, speaker cables, stiffening capacitors, battery clamps, connectors and adaptors, and carpet/fabric/surface applications that make Rockford’s products compatible with factory-installed components and improve the performance of a mobile audio system; and

•	Enclosures. Enclosures are used to enhance the bass sound of subwoofers and to position higher frequency speakers in locations that produce better sound. Enclosures include boxes for subwoofers and replacement kick panels for improved speaker placement.
      Under the Rockford Fosgate brand Rockford currently offers the following products:

Amplifiers:	• Power amplifiers under the Punch Series, Power Series and Type RF lines, with rated power from 200 to 3,000 watts, and minimum advertised prices from $200 to $2,000. Rockford’s amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system;

Speakers:	• Speakers and subwoofers under Rockford’s Punch Series and Power Series lines, with minimum advertised prices from $60 to $1,800; and

Accessories:	• Accessories under Rockford’s Connecting Punch line, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors.
      Under the Lightning Audio brand Rockford currently offers the following products:

Amplifiers:	• Power amplifier models under the Bolt, Strike and Storm lines, with rated power from 60 to 2,000 watts and minimum advertised prices from $100 to $1,000;

Speakers:	• Speakers and subwoofers under Rockford’s Bolt, Strike and Storm lines, with minimum advertised prices from $30 to $600; and

Accessories:	• Accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits.
      Under the Q-Logic brand Rockford currently offers speaker enclosure models in the Q-Enclosure line, vehicle specific enclosures available in factory matching colors in the Q-Customs line and custom speaker mounting kick panels, including different panels available in factory matching colors, in the Q-Forms line. These models have suggested retail prices from $30 to $320.

      Under Rockford’s InstallEdge.com brand Rockford sells various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses.

OEM Products
      Nissan North America offers Rockford Fosgate branded OEM systems for four Nissan vehicles for model year 2004 and 2005. Rockford provides amplifiers and certain speakers in these vehicles as well as branding the radio/ CD player under the Rockford Fosgate brand. Mitsubishi Motors plans to offer Rockford Fosgate branded OEM systems in two vehicles for the 2006 model year.

Home Theater and Professional Audio
      Rockford sells home theater products under the Fosgate Audionics and NHT brands. Fosgate Audionics products include preamp/surround processors and multi-channel amplifiers with retail prices from $2,795 to $12,995. NHT products include high performance audio component systems under the xD, Evolution, Super Audio and Architectural series with suggested retail prices from $200 to over $10,000.
      Rockford also sells professional audio products under the NHT and Hafler brands. NHT professional audio products include powered monitors with suggested retail prices from $500 for a pair of monitors to $6,600 for a surround sound monitoring system. Rockford sells professional, reference quality audio amplifiers and speakers under the Hafler brand, with amplifier suggested retail prices ranging from $569 to $2,200 and speaker suggested retail prices ranging from $1,250 to $1,850 per pair.
Engineering And Product Development
      Engineering and product development is a primary focus of Rockford’s business because of the demand by Rockford’s core consumers for leading-edge products. Rockford focuses its engineering and development efforts primarily on enhancing current products and developing new products. Expenditures for engineering and development were approximately $4.7 million, $7.2 million and $7.0 million in 2002, 2003 and 2004, respectively.
      As at December 31, 2004, Rockford’s engineering and development staff consisted of approximately 26 engineers, including engineers in research, development, and in sustaining groups, as well as other support staff, dedicated to the development of Rockford’s current products and of Rockford’s technology platform for future products.
      Rockford’s objective is to introduce new products or re-engineer over one-third of its existing product line annually.
Sales, Marketing And Distribution
      Rockford endeavors to have its brands project an image that appeals to consumers who appreciate high quality and value. Rockford products are promoted with advertisements in consumer electronics and lifestyle magazines, newspapers and other publications as well as on television, radio and the Internet. Rockford participates in trade and consumer shows, supports users of its products in auto sound competitions and supplies promotional prizes and giveaways to its dealers.
      Rockford’s primary sales and marketing activities are listed below:

•	Making regular calls to dealers and providing them with demonstration products, point-of-purchase displays and other marketing materials;

•	Initiating targeted advertising in periodicals read by potential consumers;

•	Training dealer sales and installation personnel;

•	Regular interaction with industry press editors who are often the opinion makers for salespeople at the retail level as well as end users;

•	Participation in professional and consumer trade shows; and

•	Maintaining product and brand information for consumers and retailers on its web sites.
      Rockford’s corporate web site, located at www.rockfordcorp.com, and its brand sites such as www.rockfordfosgate.com, www.lightningaudio.com, www.installedge.com, www.fosgateaudionics.com, www.qlogic.ws, www.hafler.com, www.nhtpro.com and www.nhthifi.com, offer consumers and retailers reliable and comprehensive information about its product offerings and consumer services.

Mobile Audio Distribution
      Domestic Distribution. Rockford currently sells its mobile audio products in the U.S. to retailers who operate approximately 5,000 retail stores. These include stores operated by independent specialty dealers, audio/video retailers, consumer electronic chains, mass merchandisers, internet retailers and catalog merchants. Rockford may appoint a retailer to sell some or all of its mobile audio brands.
      Rockford sells directly to most of its authorized retailers using independent sales representative firms who identify, recruit, sell to, and provide support to retailers in their regions. Rockford has entered into agreements with each of these sales representative firms under which Rockford appoints them its sales representative for a specific territory and specific products under varying terms. Rockford pays its independent sales representatives commissions based on sales of Rockford’s products to independent retailers in their territory. Commission amounts range from 1% to 10% of sales depending upon (1) product category, (2) the retailer involved in the purchase and (3) achievement of quarterly sales targets.
      Rockford also permits some of its Rockford Fosgate brand sales representatives to stock a small quantity of Rockford Fosgate products for resale to smaller dealers. These smaller dealers are generally located in rural areas, or otherwise have very small volume potential, so that it is not economical for Rockford to appoint them as direct retailers. They nevertheless provide a useful extension of Rockford’s distribution system into more remote regions. Rockford’s stocking representative program allows it to serve these smaller dealers efficiently. In a few instances where stocking representatives are not available, Rockford has appointed independent distributors to handle smaller dealers in a particular territory.
      Rockford supports its independent sales representative firms using an in-house staff of U.S. regional managers and sales support staff members.
      International Distribution. Rockford currently sells its mobile audio products in approximately 70 countries outside the U.S. using independent distributors and sales representatives. Independent distributors purchase products from Rockford and resell them to retailers in their designated territories. They assume inventory risk and take responsibility for warranty service in their territory.
      In Canada, Germany, Austria and Italy, Rockford sells its Rockford Fosgate and Lightning Audio products through independent sales representatives. Independent sales representatives do not purchase products from Rockford, but instead sell products on Rockford’s behalf. Rockford remains responsible for inventory until an independent retailer purchases it. Rockford is responsible for collecting accounts receivable from retailers and Rockford retains responsibility for warranty service. Rockford is generally able to increase its penetration in these markets, compared to an independent distribution model, but because relatively high sales volumes are needed to justify the use of independent sales representatives, Rockford anticipates continuing to distribute through distributors in smaller territories.
      Rockford supports its international distributors and sales representatives using an in-house staff of international sales managers.

Home Theater and Professional Audio Distribution
      Rockford distributes NHT and Fosgate Audionics home theater products through a mix of conventional independent retail stores and custom installers. Rockford sells to these customers using sales representatives domestically and distributors internationally.

      NHT professional audio products are sold directly in the North American market through the NHT pro website, www.nhtpro.com. The NHT Pro brand is directed at the working professional who typically prefers direct factory purchases. Hafler professional audio products are sold through a national distributor group in four regions of the U.S., who sell to small specialty musical instrument and pro audio dealers.
Competition
      Rockford’s primary markets are very competitive, fragmented and characterized by price competition and rapid product obsolescence. Rockford competes in the mobile audio market on the basis of sound quality, brand recognition, innovation and technology, reliability, breadth of product line, distribution capabilities and price.
      Some of Rockford’s competitors have greater financial, technical and other resources than Rockford does and many seek to offer lower prices on competing products. To remain competitive, Rockford believes it must regularly introduce new products, add performance features to existing products and limit increases in prices or even reduce prices. Rockford’s principal competitors within Rockford’s product lines are listed below:
      Mobile Audio Amplifiers: Alpine, JL Audio, Kenwood, Kicker, MTX, Dual, Pioneer and Sony;
      Mobile Audio Speakers: Alpine, Boston Acoustics, Infinity, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;
      Mobile Audio Accessories: Monster Cable, AAMP America and Stinger;
      Professional Audio Amplifiers and Speakers: Crest, Crown, Eastern Acoustic Works, Mackie Designs, Peavy, QSC, KRK and Tannoy; and
      Home Theater: Adcom, Audio Products Int’l, B&W, Bose, Boston Acoustics, Harman Kardon, Infinity, JBL, Klipsh, Paradigm, Polk Audio, and Rotel.
      Rockford’s OEM products compete directly with Bose and Harman International. Rockford also competes indirectly with automobile manufacturers, who may improve the quality of original equipment sound systems, reducing demand for aftermarket mobile audio products. They may also change the designs of their cars in ways that make installation of Rockford’s products more difficult or expensive. OEM products have gained an increasing share of the total mobile audio market in recent years as automobile manufacturers have integrated additional functions such as navigation into vehicle electronic systems and have somewhat improved the quality of their mobile audio offerings. This increased market share for OEM products has affected the market for aftermarket mobile audio products where Rockford offers most of its products.
Manufacturing
      Rockford believes its production, sourcing and distribution capabilities make it one of the preferred suppliers in the mobile audio aftermarket industry. Rockford currently manufactures amplifiers and various accessories at Rockford’s facilities in Tempe, Arizona, subwoofers at Rockford’s facility in Grand Rapids, Michigan and speaker enclosure and kick panel products at Rockford’s facility in Stillwater, Oklahoma.
      In 2004, Rockford purchased approximately $12.2 million and $11.8 million of finished product from its two largest suppliers. These Asian-based manufacturers supplied some of Rockford’s speakers and amplifiers. Rockford provides specifications and cosmetic renderings and the manufacturer develops and manufactures the product. Rockford owns all of the tooling and the manufacturer is obligated not to sell these products to anyone other than Rockford. Rockford believes it could move production of these products to other third party manufacturers, or build them internally, although such a move would take time and involve significant costs. Other third parties manufacture other amplifiers, speakers, home theater products and various components according to Rockford’s design specifications.
      Most of Rockford’s products use standard parts and components that can be purchased from multiple sources. In many instances, however, Rockford sources components or products from one or a small number of suppliers to leverage dollars and volumes. Rockford relied on one component supplier for approximately

$7.6 million of Rockford’s component purchases during 2004. Rockford believes alternative sources are available for substantially all of Rockford’s inventory requirements, although changes in suppliers would take time and involve transitional costs.
      Rockford believes that its sources and supplies of components and other raw materials are adequate for its needs. Rockford has not experienced a significant inability to obtain necessary components or other raw materials.
Intellectual Property
      Rockford relies upon a combination of trade secret and trademark laws, non-disclosure agreements and patents to protect its proprietary rights. Rockford has registered many trademarks and trade names both in the U.S. and internationally and is committed to maintaining and protecting them. Rockford believes its trademarks and trade names are material to its business and are well known among consumers in its principal markets. Rockford’s principal trademarks and trade names include, but are not limited to:

• Rockford Fosgate®	• InstallEdge.com®	• NHT®
• Rockford’s “Diamond R” logo		• Now Hear This®
• The Punch®	• Lightning Audio®
• Type RFtm	• Striketm	• Fosgate Audionics®
• Stormtm
• Audio Innovationstm	• Bolttm	• Hafler®
• Q-Logictm	• Dead Skintm
Significant Customer and Seasonality
      Best Buy is a significant customer. Rockford products are currently sold in each of its more than 650 stores in North America. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. Best Buy accounted for 22%, 27% and 28% of Rockford’s sales for 2002, 2003 and 2004, respectively. Rockford anticipates that Best Buy will continue to account for a significant portion of its sales for the foreseeable future.
      Best Buy generally helps to smooth out Rockford’s normal sales seasonality. For Rockford’s specialty and audio-video dealers, the peak-selling season is in the spring and summer and the slowest season is typically in the fourth quarter. Rockford believes that it experiences this seasonality because its core 16-24 year old consumers tend to buy mobile audio products during the spring and summer when they are on semester breaks and when generally more favorable weather facilitates installation of its products. Best Buy sales, while strong in May and June, are not as dependent upon Rockford’s core consumers and are also strong in the fourth quarter due to Best Buy’s aggressive holiday season advertising.
      Best Buy is not obligated to any long-term purchases of Rockford’s products and has considerable discretion to reduce, change or terminate its purchases of Rockford’s products. The loss of Best Buy as a customer or significant reductions in its purchases of Rockford’s products would materially reduce Rockford’s sales.
Product Support
      To maintain and enhance its relationships with retailers, Rockford provides numerous support services, including product and installation training, sales training and technical and customer service support. Rockford’s web site provides comprehensive and valuable information for dealers and distributors, including product schematics, ad layouts and logos.
      Rockford products carry standard warranties to purchasers who buy Rockford products from authorized dealers. The warranties cover defects in material and workmanship and, for purchasers from authorized dealers, Rockford will either repair or replace a product that fails to satisfy these warranties. Rockford also offers repair services for products that are no longer covered under the original warranty. For Rockford’s U.S. customers, it has in-house customer service, repair and technical support personnel who provide general company information, installation support, troubleshooting and system design assistance. Rockford also provides a factory direct repair program that repairs and ships product rapidly, reducing retailer and consumer inconvenience if its products fail to perform properly.
      For Rockford’s international customers, it provides warranty and customer service to consumers in the countries where it sells direct to retailers. These countries include Canada, Germany, Austria, and Italy. In other countries, Rockford’s distributors provide customer service and warranty support.
Information Systems
      Rockford’s information systems are designed to respond quickly to inquiries from managers, employees, suppliers and customers. Rockford has implemented internet-based systems to provide accurate and timely information and allow Rockford’s representatives, dealers and distributors to check the status of their orders at a secure Internet site. Rockford has also implemented internet systems to provide accurate and timely information to its suppliers in support of just-in-time delivery of components to Rockford’s manufacturing facilities. These systems help Rockford reduce costs by reducing inventory requirements and providing better information from suppliers.
Employees
      As of December 31, 2004, Rockford had approximately 520 full-time employees including 16 employees working outside of the U.S. in various functions. This was a reduction of 203 full-time employees compared to December 31, 2003, including a reduction of approximately 141 full-time employees resulting from the placement of MB Quart GmbH into receivership as discussed elsewhere in this report. In addition, Rockford generally uses temporary personnel as needed. Rockford has never had a work stoppage and none of its employees are unionized. Rockford believes its employee relations are good.
Environmental Compliance
      Whenever possible, Rockford avoids using hazardous materials in its production processes. Two chemicals used in the basic electronic manufacturing processes, lacquer and flux, are listed as hazardous substances by the U.S. Environmental Protection Agency. Rockford uses them in limited quantities in its production facility, taking care to see that they are stored, used and disposed of in the proper manner. Rockford believes that its compliance with federal, state, local and foreign laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect upon its capital expenditures, earnings or competitive position. Rockford does not anticipate material capital expenditures for environmental control facilities for the remainder of the current fiscal year or the succeeding fiscal year.

Item 2.	Properties
      Rockford’s corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. Rockford manufactures speakers at its facility in Grand Rapids, Michigan and speaker enclosures at its facility in Stillwater, Oklahoma. It uses warehouses located in the U.S., Germany, and Singapore. Rockford believes these facilities enhance its ability to serve its markets faster and more cost effectively than many of its competitors.

      The following table contains information about Rockford’s facilities as at December 31, 2004, all of which are leased:

		Approximate
Function	Location	Square Footage	Lease Expiration

Corporate headquarters and research and development	Tempe, Arizona	30,000	September 30, 2009
Information systems	Tempe, Arizona	15,000	December 31, 2005
Manufacturing and purchasing	Tempe, Arizona	22,000	December 31, 2009
Warehousing, sales and customer service	Tempe, Arizona	25,000	December 31, 2009
Warehousing	Gilbert, Arizona	54,000	July 31, 2005
Manufacturing, research and development, purchasing and administration	Grand Rapids, Michigan	163,000	March 31, 2009
Manufacturing, research and development, warehousing and administration	Stillwater, Oklahoma	69,000	May 31, 2006
Warehousing	Stillwater, Oklahoma	25,000	December 31, 2005
Sales, research and administration	Benicia, California	18,000	October 31, 2008
Warehousing	Singapore	21,000	January 31, 2006
Warehousing and sales	Bremen, Germany	20,000	December 31, 2011

Total		462,000

Item 3.	Legal Proceedings
      During 2004, there were no further material proceedings with respect to the Fiori patent claim described in Rockford’s Annual Reports for 2001, 2002 and 2003. The products at issue in the case are 16 Rockford Punch brand amplifiers, which the plaintiff contends include circuitry that infringes on his patents. At the end of 2003, the parties submitted briefs and the court held a Markman hearing. The parties are currently waiting for the judge to issue her Markman ruling, interpreting the claims of the plaintiff’s patent. During March 2005, the judge asked the parties to appoint a technical expert who could advise the court on certain elements of the technical claims made by the parties in connection with the Markman hearing and the parties are currently working to select an expert to do so. Depending upon the results of the Markman ruling, Rockford anticipates the parties will submit motions in the case shortly after the court’s Markman ruling. If necessary, a trial could occur in late 2005 or in 2006. The costs of defending this matter have been, and are likely to continue to be, substantial; however, Rockford continues to believe the claims involved in the case are without merit and Rockford should ultimately prevail.
      During 2004, Rockford continued to litigate a matter with its former distributor for Central and South America relating to Rockford’s efforts to collect a balance owed to Rockford and the distributor’s claims that Rockford improperly terminated its distribution rights. In early 2005, the court granted Rockford’s motion for summary judgment with respect to substantially all matters raised in the case. The former distributor has stated that he intends to appeal this ruling. The former distributor has undertaken legal actions in Panama that have interfered with the ability of Rockford’s new distributor for Central and South America to develop and service those markets. This interference has been one of the causes of a decline in Rockford’s sales in this territory. Rockford intends to continue to take actions designed to reduce or eliminate this interference, and to seek redress for the damage the former distributor is causing to its business. Rockford is unable to determine at this time when, or the extent to which, its efforts to collect on the judgment or to eliminate the interference with business in Central and South America will be successful.
      Rockford is and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2004, Rockford was not a party to any legal proceedings that it believes are likely to have a material effect on its business, other than the effect of the expense associated with the matters described above.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Rockford common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of its initial public offering. Prior to that time, there was no public market for its common stock. The following table sets forth the range of high and low sales prices for Rockford’s common stock for the periods indicated:

	High	Low

For the quarter ended:
December 31, 2004	$4.10	$1.88
September 30, 2004	$5.00	$3.23
June 30, 2004	$7.00	$4.10
March 31, 2004	$7.06	$5.11
December 31, 2003	$7.40	$5.08
September 30, 2003	$7.72	$5.12
June 30, 2003	$6.40	$5.36
March 31, 2003	$6.28	$5.00
      As at March 31, 2005, there were approximately 135 holders of record of Rockford’s common stock.
      Rockford has never declared or paid any cash dividends on its common stock. Rockford currently intends to retain its earnings, if any, to finance its operations and, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future. Rockford’s current credit agreement does not permit stock repurchases or the payment of cash dividends.
Sales of Unregistered Securities
      As of June 10, 2004, Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 649,810 shares of common stock at $5.75 per share. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $5.29 per share, which represented a 15% premium over the closing price of Rockford’s common stock on June 9, 2004. If fully converted, the notes were scheduled to convert into 2,362,949 shares of Rockford’s common stock. Rockford has the right to automatically convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford also may force the exercise of the warrants under certain circumstances prior to their expiration date. The notes, warrants, and shares of common stock issuable upon conversion of the notes or exercise of the warrants were subsequently the subject of a registration statement on Form S-3 filed by Rockford with the SEC on July 12, 2004.
      As of September 30, 2004, Rockford was in default under the indenture under which Rockford issued its convertible notes. The default was caused by the voluntary receivership of Rockford’s German subsidiary, MB Quart GmbH. The holders of the convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and the interest rate remains at 4.5% (versus the 9.5% default interest rate). The noteholders waived the default in exchange for an amendment to the notes that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of common stock issuable, if all of the notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued were increased to allow the purchase of 1,187,500 shares of common stock versus the 590,737 shares available under the original agreement (excluding 59,073 warrants issued to Piper Jaffray & Co., the placement agent in the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was also lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provision that provided for the early termination of the note-holder’s second priority lien on certain assets if Rockford’s average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive.
      Rockford has not made any sales of unregistered securities during the past three years, except for (1) the sales of notes and warrants described above, (2) sales of Rockford’s common stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on Form S-8 relating to such sales and (3) the sale during March 2002 of 215,000 shares to Grisanti, Galef & Goldress, Inc. pursuant to the stock options Rockford granted that firm in 1992.
Equity Compensation Plan Information

			Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,597,626	$5.03	73,973
Equity compensation plans not approved by security holders	59,073	3.73	—

	1,656,699	$4.98	73,973

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the five years ended December 31, 2004 derived from Rockford’s audited consolidated financial statements. Prior period amounts have been reclassified to conform to the 2004 presentation.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$145,571	$155,822	$162,805	$166,786	$169,555
Cost of goods sold	92,533	102,398	105,079	115,345	134,462

Gross profit	53,038	53,424	57,726	51,441	35,093
Operating expenses:
Sales and marketing	23,640	24,393	27,268	31,330	29,844
General and administrative	13,036	15,272	15,509	17,658	25,616
Research and development	2,831	3,168	4,735	7,205	6,986

Total operating expenses	39,507	42,833	47,512	56,193	62,446

Operating income (loss)	13,531	10,591	10,214	(4,752)	(27,353)
Interest and other expense, net	807	599	52	235	4,162

Income (loss) from continuing operations before income taxes	12,724	9,992	10,162	(4,987)	(31,515)
Income tax expense (benefit)	4,714	3,756	3,837	(2,483)	4,597

Income (loss) from continuing operations	8,010	6,236	6,325	(2,504)	(36,112)

Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	—	—	—	—	(474)
Loss from discontinued operations, net of taxes	—	(13)	(45)	(3,160)	(2,269)

Total loss from discontinued operations	—	(13)	(45)	(3,160)	(2,743)

Net income (loss)	$8,010	$6,223	$6,280	$(5,664)	$(38,855)

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$1.17	$0.77	$0.74	$(0.28)	$(3.99)

Diluted	$1.00	$0.70	$0.68	$(0.28)	$(3.99)

Loss from discontinued operations
Basic	$0.00	$0.00	$0.00	$(0.36)	$(0.30)

Diluted	$0.00	$0.00	$0.00	$(0.36)	$(0.30)

Net income (loss):
Basic	$1.17	$0.77	$0.74	$(0.64)	$(4.29)

Diluted	$1.00	$0.70	$0.68	$(0.64)	$(4.29)

Weighted average shares:
Basic	6,864	8,109	8,540	8,866	9,066

Diluted	8,009	8,913	9,301	8,866	9,066

	December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$37,179	$45,913	$52,354	$38,138	$25,262
Total assets	66,918	86,611	101,774	112,083	80,353
Current portion of long-term debt and capital lease obligations	935	879	1,253	24,382	18,204
Long-term debt and capital lease obligations	434	10,553	10,027	—	11,937
Total liabilities	20,586	33,654	35,295	48,393	57,768
Shareholders’ equity	46,332	52,957	65,546	63,207	22,585

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
      This Analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business,” “Item 6: Selected Financial Data,” and “Item 8: Financial Statements and Supplementary Data.” This Analysis does not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of the filing date of this report.
Results of Operations

Strategic Realignment
      Rockford announced plans for the strategic realignment of its business on September 21, 2004. These plans will re-focus Rockford on its core mobile audio business and are likely to involve the divestiture of its remaining non-core businesses.
      As part of this realignment, Rockford put its MB Quart GmbH German manufacturing operations into receivership in September 2004, completed the sale of its SimpleDevices business in October 2004 and engaged an investment banker in January 2005 to assess strategic alternatives for its home and professional audio business including the NHT, Fosgate Audionics, and Hafler brands. In order to facilitate its strategic realignment, Rockford took non-cash reserves and write-offs of approximately $28.7 million during 2004, including $5.9 million for the loss on the disposal of the MB Quart GmbH subsidiary, $6.1 million to establish a valuation allowance against US deferred tax assets, $8.8 million for additional write-downs of Omnifi and other inventory, $5.6 million for the write-off of goodwill and approximately $2.3 million for other miscellaneous adjustments. During the fourth quarter Rockford recorded a gain on the sale of the SimpleDevices business of $5.5 million. There were no outstanding liabilities at December 31, 2004 associated with this realignment.
      Rockford placed MB Quart GmbH into receivership under German law after it determined that receivership was the only alternative that would promptly relieve Rockford of any further obligations to invest working capital or incur losses arising from MB Quart GmbH’s manufacturing operation in Germany. By instituting the receivership Rockford relinquished any future benefit from the asset of this subsidiary. As a result, Rockford recorded a loss on disposal of this discontinued operation of $5.9 million during the year ended December 31, 2004. Rockford believes this action will eliminate over $2 million in annual operating loss. Rockford remains a creditor of MB Quart GmbH; however, there is only a remote chance that it will recover any significant portion of its loan balance of approximately $5 million and it has fully reserved against this asset.
      Although relinquishing the German operation was a positive step towards resolving Rockford’s cash flow and profitability issues, it caused a default on both Rockford’s credit facility with Congress Financial Corporation (Western) and its convertible notes. The holders of Rockford’s convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and the interest rate on the notes remains at 4.5% (versus the 9.5% default interest rate).

The noteholders waived the default in exchange for an amendment to the notes that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of common stock issuable, if all of the notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued to the noteholders were increased to allow the purchase of 1,187,500 shares of common stock versus the 590,737 shares originally available (excluding 59,073 warrants issued to Piper Jaffray & Co., the placement agent in the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was also lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provision that provided for the early termination of the note-holder’s second priority lien on certain of Rockford’s assets if its average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive.
      Rockford was also in default on the Congress credit facility both because of the MB Quart GmbH receivership and because Rockford did not reach the required EBITDA targets established in the Congress loan agreement as of the end of September 2004. Congress granted a waiver on November 12, 2004 that waived this default as of September 30, 2004. Rockford and Congress amended the credit facility in December 2004. The amendment waived past covenant violations, reset financial covenants for 2005, provided for additional liquidity of up to $2 million under certain conditions and increased interest rates. The balance on the Congress credit facility was $15.5 million as of December 31, 2004, down from a balance of $25.4 million as of June 30, 2004.
      In furtherance of Rockford’s strategic realignment, Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics Inc. as disclosed in its report on Form 8-K filed on October 4, 2004 for approximately $7.8 million. At closing, Rockford received approximately $6.4 million which was used to pay down the senior credit facility. The remaining proceeds of approximately $1.2 million, net of $0.2 million of fees, were placed into an escrow account that will be used to pay claims of Universal, if any, relating to the representations made in the Stock Purchase Agreement. If there are no claims, one-third of the escrow amount will be released to Rockford in April 2005 and the rest will be released in October 2006. At the closing Rockford also received $1.4 million in cash in full payment of a $1.4 million loan Rockford had extended to SimpleDevices. This divestiture is expected to eliminate approximately $300,000 per month of operating losses. Rockford recorded a gain on disposal of discontinued operations of $5.5 million related to this divestiture in the fourth quarter of 2004.

Overview
      Rockford generated over 94.9% and 95.1% of its sales from its mobile audio products in 2003 and 2004, respectively. Rockford mobile audio sales for 2004 were up 1.8% from 2003.
      Although Rockford believes it has gained market share in a declining market, 2003 and 2004 were difficult years. Results were affected by:

•	expenses related to Rockford’s strategic realignment;

•	the relaunch and initial production issues associated with the 2004 Rockford Fosgate product line;

•	continuing distribution channel shifts; and

•	losses incurred by acquired businesses.
Rockford believes that its strategic realignment and the investments it made in new products, distribution channels and technologies, combined with improvements it is implementing in its processes, have positioned Rockford for improved financial performance in 2005.
      Rockford’s 2004 product launches had a significant negative impact on Rockford’s results for 2004. End of life discounting of 2003 product was prevalent and greater than usual early in 2004 due to the extent of the product line overhaul. The discounting impacted margins more than Rockford anticipated. Manufacturing of Rockford’s old product was ramped down before the new product was fully ready for manufacturing and production issues with the new product resulted in unfavorable manufacturing variances and product shortages. Rockford also experienced increased raw material inventory levels, increased engineering costs and premium freight charges associated with the delayed production of new products. Rockford believes the relaunch of the product line was a necessary investment and believes that it has reinforced its leadership position in the marketplace with its new product line.
      Rockford continues to see a shift in its sales mix into different distribution channels, with the independent specialty dealer and audio/video retailer channels seeing declines in sales and the consumer electronics chain and mass merchandise channels seeing growth in sales. This shift has had some positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing out of sales seasonality. But the shift has also had some negative effects, including increased product returns, increased finished goods inventory levels and extended terms for sales to larger retailers.
      Sales of Rockford products through independent specialty dealers generally include professional installation. Sales through the consumer electronics chain and mass merchandise channels are often for self- or third-party installation. This difference in installation practice results in higher returns because self-or third-party installations are more likely to have misapplications of products or have other installation issues. The consumer electronics and mass merchandise retailers also tend to have less intervention in the sale and return process than the independent specialty retailers. Together, these differences contribute to significantly greater returns in the expanding consumer electronics and mass merchandise channels.
      The products Rockford sells through the mass merchandise channels are primarily sourced brands, generally manufactured in China. Sourcing requires Rockford to carry more finished goods inventory due to longer lead times and less flexibility to meet changing demand. The consumer electronics chains and mass merchandisers typically negotiate longer payment terms than Rockford’s other channels, which increase receivable balances; however, these customers generally pay within terms. In 2003, Wal-Mart began carrying Rockford’s Lighting Audio line and expanded Rockford’s product offerings in 2004. Rockford anticipates continued growth in the consumer electronics chain and mass merchandise channels in 2005.
      The following table shows, for the years indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Year Ended December 31

	2002	2003	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.5	69.2	79.3

Gross profit	35.5	30.8	20.7
Operating expenses:
Sales and marketing	16.8	18.8	17.6
General and administrative	9.5	10.6	15.1
Research and development	2.9	4.3	4.1

Total operating expenses	29.2	33.7	36.8

Operating income (loss)	6.3	(2.9)	(16.1)
Interest and other expense	—	0.1	2.5

Income (loss) from continuing operations before income taxes	6.3	(3.0)	(18.6)
Income tax expense (benefit)	2.4	(1.5)	2.7

Income (loss) from continuing operations	3.9	(1.5)	(21.3)
Discontinued operations:
Loss from disposal of discontinued operations	—	—	(0.3)
Loss from discontinued operations	—	(1.9)	(1.3)

Total loss from discontinued operations	—	(1.9)	(1.6)

Net income (loss)	3.9%	(3.4)%	(22.9)%

      Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of Rockford’s products as well as warranty, warehousing, freight-in and customer service expenses.
      Sales and marketing expenses primarily consist of salaries, sales commissions, costs of advertising, trade shows, distributor and sales representative conferences and freight.
      General and administrative expenses primarily consist of salaries, facilities and other costs of Rockford’s accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees and expenses associated with Rockford’s business.
      Research and development expenses primarily consist of salaries associated with its research and development personnel and legal costs related to Rockford’s intellectual property.

Geographic Distribution of Sales
      Rockford’s sales to external customers by geographic region were as follows:

	Year Ended December 31,

				%
Region(1)	2002	2003	2004	2004

	(In thousands)
United States	$136,873	$138,314	$140,764	83.0%
Other Americas	9,658	9,340	10,891	6.4
Europe	10,248	13,709	12,564	7.4
Asia	6,026	5,423	5,336	3.2

Total sales	$162,805	$166,786	$169,555	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of Rockford’s sales.
      In the following discussion, certain increases or decreases may differ due to rounding.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales. Sales increased by $2.8 million, or 1.7%, to $169.6 million for 2004 from $166.8 million for 2003. The increase in sales was primarily attributable to an increase in OEM sales and reduced product discounts, partially offset by decreased sales of Rockford’s aftermarket mobile audio products.
      U.S. sales increased by $2.5 million, or 1.8%, to $140.8 million for 2004 from $138.3 million for 2003, with the increase attributable to the increase in OEM sales, which was partially offset by a decrease in aftermarket mobile audio sales. International sales increased by $0.3 million, or 1.1%, to $28.8 million for 2004 from $28.5 million for 2003.
      Cost of Goods Sold. Cost of goods sold increased by $19.1 million, or 16.6%, to $134.5 million for 2004 from $115.3 million for 2003. As a percent of sales, cost of goods sold increased to 79.3% for 2004 from 69.2% for 2003. The increase as a percent of sales is due primarily to inventory write-downs of $8.8 million, other costs associated with Rockford’s strategic realignment decisions, higher product costs, and the unfavorable manufacturing variances and premium freight caused by the Rockford Fosgate product line changeover in early 2004.
      Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.5 million, or 4.7%, to $29.8 million for 2004 from $31.3 million for 2003. As a percent of sales, sales and marketing expenses decreased to 17.6% for 2004 from 18.8% for 2003. The decrease was due to lower costs for sales and marketing employees and reduced promotional activities.

      General and Administrative Expenses. General and administrative expenses increased by $8.0 million, or 45.1%, to $25.6 million for 2004 from $17.7 million for 2003. The increase in general and administrative expenses is primarily due to the write off of goodwill of $5.6 million, additional allowance for bad debts, and increased professional fees partially due to Rockford’s strategic realignment. As a percent of sales, general and administrative expenses increased to 15.1% for 2004 from 10.6% for 2003.
      Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 3.0%, to $7.0 million for 2004 from $7.2 million for 2003. As a percent of sales, these expenses decreased to 4.1% for 2004 from 4.3% for 2003. The decrease was primarily due to lower costs for engineering employees.
      Operating Loss From Continuing Operations. Operating loss from continuing operations increased by $22.6 million, or 475.6%, to $27.4 million for 2004 from an operating loss from continuing operations of $4.8 million for 2003. As a percent of sales, operating loss from continuing operations increased to 16.1% for 2004 from operating loss of 2.9% for 2003. This increase is primarily attributable to charges related to Rockford’s strategic realignment, write-downs of inventory, write off of goodwill, and the unfavorable manufacturing variances and premium freight associated with the relaunch of the Rockford Fosgate product line.
      Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and currency gains and losses. Interest and other expense (income), net, increased by $3.9 million to $4.2 million for 2004 compared to $0.2 million for 2003. The increase includes $1.2 million of write-offs of internally developed software and other fixed assets deemed obsolete. In addition, interest expense increased due to higher outstanding balances and an overall higher effective rate on borrowings on Rockford’s credit facility and convertible notes.
      Income Tax Expense (Benefit). Income tax expense (benefit) increased by $7.1 million to an expense of $4.6 million for 2004 from a benefit of $2.5 million for 2003. The expense in 2004 includes $4.6 million non-cash charge to establish a valuation allowance against Rockford’s deferred tax asset.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Net Sales. Sales increased by $4.0 million, or 2.4%, to $166.8 million for 2003 from $162.8 million for 2002. The increase in sales was primarily attributable to the addition of sales from Rockford’s NHT and Q-Logic brands, the growth in sales of Rockford’s mobile audio products through consumer electronic chain and mass merchandise sales channels and increases in OEM sales. The increase in these areas was partially offset by decreases in sales of Rockford’s mobile audio products through the specialty dealer and audio/video sales channels.
      U.S. sales increased by $1.4 million, or 1.1%, to $138.3 million for 2003 from $136.9 million for 2002, with the increase attributable to the factors discussed above. International sales increased by $2.6 million, or 9.8%, to $28.5 million for 2003 from $25.9 million for 2002.
      Cost of Goods Sold. Cost of goods sold increased by $10.3 million, or 9.8%, to $115.3 million for 2003 from $105.1 million for 2002. As a percent of sales, cost of goods sold increased to 69.2% for 2003 from 64.5% for 2002. The primary reasons for the increase as a percent of sales were the unfavorable capacity variance caused by the Rockford Fosgate product line changeover at the end of 2003.
      Sales and Marketing Expenses. Sales and marketing expenses increased by $4.1 million, or 15.0%, to $31.3 million for 2003 from $27.3 million for 2002. As a percent of sales, sales and marketing expenses increased to 18.8% for 2003 from 16.8% for 2002. The increase was due to increased marketing efforts on the brands and products Rockford acquired in 2001 and 2002, the Fast and Furious 2 royalty paid during 2003 and $0.3 million of Rockford’s 2003 Arizona restructuring charges that were related to sales and marketing changes.
      General and Administrative Expenses. General and administrative expenses increased by $2.1 million, or 13.9%, to $17.7 million for 2003 from $15.5 million for 2002. Reasons for the increase in general and administrative expenses include approximately $0.9 million of abandoned acquisition costs, $0.3 million in restructuring charges and the incremental costs of operating the acquired NHT business. As a percent of sales, general and administrative expenses increased to 10.6% for 2003 from 9.5% for 2002.
      Research and Development Expenses. Research and development expenses increased by $2.5 million, or 52.2%, to $7.2 million for 2003 from $4.7 million for 2002. As a percent of sales, these expenses increased to 4.3% for 2003 from 2.9% for 2002. The increase was primarily due to product development costs relating to Rockford’s redesign of the Rockford Fosgate product line and the continuing development of Rockford’s Omnifi products.
      Operating Income (Loss). Operating income (loss) from continuing operations decreased by $15.0 million, or 146.5%, to a loss from continuing operations of $4.8 million for 2003 from income from continuing operations of $10.2 million for 2002. As a percent of sales, operating income (loss) from continuing operations decreased to (2.9)% for 2003 from operating income of 6.3% for 2002. This decrease is primarily attributable to the relaunch of Rockford’s Rockford Fosgate product line, restructuring costs and costs related to an abandoned acquisition.
      Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and currency gains and losses. Interest and other expense (income), net, increased by $0.2 million to result in expense of $0.2 million for 2003 compared to an expense of less than $0.1 million for 2002. The increase was primarily due to additional interest expense on the increased borrowings on Rockford’s line of credit resulting from the business acquisitions made in 2001 and 2002 combined with increased levels of inventory and accounts receivable and an increase in the interest rate under Rockford’s line of credit as a result of a covenant default.
      Income Tax (Benefit) Expense. Income tax (benefit) expense decreased by $6.3 million to a benefit of $2.5 million for 2003 from a $3.8 million expense for 2002. The effective income tax rates were a benefit of 49.8% for 2003 and an expense of 37.8% for 2002. The primary reason for this decrease in the effective tax rate was the effect of the valuation allowance recorded with respect to the MB Quart GmbH net operating loss carry forward, which decreased the 2003 tax benefit. The effective rate for 2003 net of the MB Quart GmbH valuation reserve was 41.4%. The increase of 3.1% from 2002 to the adjusted 2003 rate was primarily due to the impact of MB Quart GmbH’s results at Germany’s higher tax rate and a new requirement to file taxes in California as a result of Rockford’s acquisition of NHT.
Quarterly Results of Operations
      Rockford’s sales on a quarterly basis reflect the seasonality of the mobile audio aftermarket business. Sales are generally greater during the first and second quarters of each calendar year and lower during the third and fourth quarters, with Rockford’s lowest sales typically occurring during the fourth quarter. Rockford’s NHT business and the consumer electronic chain and mass merchandise channels have seasonality that is somewhat different than the core business seasonality, with higher sales in the third and fourth quarters. Nevertheless, Rockford expects its business to remain seasonal for the foreseeable future.

      The following tables show selected consolidated quarterly statements of operations data derived from Rockford’s unaudited financial statements for each of the eight quarters ended December 31, 2004. These unaudited financial results were prepared on a basis consistent with the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for those periods. Net sales and gross profit have been restated to reflect Rockford’s continuing operations. Financial information about Rockford’s discontinued operations may be found at Note 2 of the Notes to Consolidated Financial Statements set forth on page 38 of this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of any future period.
Consolidated Statement of Operations Data

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share data)
Net sales	$38,497	$54,677	$38,534	$35,078	$38,722	$52,754	$41,351	$36,728
Gross profit	13,079	19,629	11,182	7,551	7,607	14,254	4,897	8,335
Income (loss) from continuing operations	355	2,452	(1,807)	(3,504)	(4,466)	(1,819)	(24,614)	(5,213)
Income (loss) from discontinued operations	(1,302)	(617)	(925)	(316)	(935)	(639)	(6,777)	5,608
Net income (loss)	$(947)	$1,835	$(2,732)	$(3,820)	$(5,401)	$(2,458)	$(31,391)	$395

Net income (loss)(1)
Basic	$(0.11)	$0.21	$(0.31)	$(0.43)	$(0.60)	$(0.27)	$(3.48)	$0.04

Diluted	$(0.11)	$0.20	$(0.31)	$(0.43)	$(0.60)	$(0.27)	$(3.48)	$0.04

(1)	The sum of quarterly net income (loss) per common share does not equal annual net income (loss) per common share due to changes in the weighted average number of common shares outstanding.
Liquidity and Capital Resources
      Rockford has financed its business primarily using existing capital, cash flows from operations, if any, proceeds from its recent private placement of convertible notes, and bank borrowings. Rockford’s cash flow used in operations was $6.4 million for 2004 compared to $11.6 million used in operations for 2003. The net loss accounts for Rockford’s primary use of cash.
      Rockford entered into a $35 million, 3-year asset based credit facility with Congress Financial Corporation (Western), as Agent, and Wachovia Bank, National Association, as Arranger, on March 29, 2004 and as amended on June 10, 2004 and December 30, 2004. This credit facility replaced the $30 million revolving credit facility previously maintained with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 450 basis points or Prime plus 200 basis points.
      As of September 30, 2004, Rockford was in default under the Congress facility both because it did not reach the required EBITDA target established in the loan agreement as of September 30, 2004 and because it placed its German subsidiary, MB Quart GmbH, into receivership. Congress granted a waiver on November 12, 2004 that waived these defaults as of September 30, 2004. Rockford and Congress amended the credit facility in December 2004. The amendment waived past covenant violations, reset financial covenants for 2005, provided for additional liquidity of up to $2 million under certain conditions, and increased the interest rates for the facility. Rockford’s balance on the Congress facility was $15.5 million as of December 31, 2004, down from a balance of $25.4 million at June 30, 2004.
      As of June 10, 2004, Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 649,810 shares of common stock at $5.75 per share. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $5.29 per share, which represented a 15% premium over the closing price of Rockford’s common stock on June 9, 2004. If fully converted, the notes were scheduled to convert into 2,362,949 shares of Rockford’s common stock. Rockford has the right to automatically convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford also may force the exercise of the warrants under certain circumstances prior to their expiration date.
      As of September 30, 2004, Rockford was in default under the indenture under which Rockford issued the convertible notes. The default was caused by the voluntary receivership of MB Quart GmbH. The holders of Rockford’s convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and the interest rate on the notes remained at 4.5% (versus the 9.5% default interest rate). The noteholders waived the default in exchange for an amendment to the notes that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of common stock issuable, if all of the notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued were increased to allow the purchase of 1,187,500 shares of common stock versus the 590,737 shares available under the original agreement (excluding 59,073 warrants issued to Piper Jaffray & Co., the placement agent in the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was also lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provision that provided for the early termination of the note-holders’ second priority lien on certain assets if Rockford’s average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive.
      Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2005 and 2006 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford anticipates that its operations will significantly improve compared to its operations during 2004, so that its cash requirements in 2005 and 2006 will be less than its cash requirements in 2004. Rockford has not budgeted for proceeds from non-core asset sales resulting from its strategic realignment, so that if received such proceeds should supplement Rockford’s cash resources.
      If Rockford’s operations fail to improve, or if Rockford is otherwise unable to satisfy its liquidity needs as anticipated, it could be forced to seek one or more financing alternatives. These alternatives could include reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Some of these alternatives might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. Rockford cannot give assurance that satisfactory actions could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently anticipated.
      Rockford’s inventory position increased from $33.3 million at the end of 2003 to $34.0 million at the end of 2004. This inventory increase was due to an increase in inventories of Omnifi and new Rockford Fosgate products, partially offset by write-downs pertaining to Omnifi and other excess and obsolete inventory. Although an improvement from the middle of 2004, when inventory had increased substantially, Rockford’s inventory levels are still high and Rockford continues to pursue inventory management initiatives to reduce inventory levels. Rockford is confident that it is taking the correct steps to improve its inventory position and expects its inventory levels to decrease in 2005.
      Rockford had working capital of $25.3 million at December 31, 2004, compared to $38.1 million at December 31, 2003. The significant components of working capital at December 31, 2004 include:

•	There were $0.4 million cash and cash equivalents at December 31, 2004 versus $0.5 million as at December 31, 2003. Due to the daily sweep of cash by Congress, described below, Rockford has reclassified the $0.4 million of cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $33.2 million or 72 days sales outstanding (DSO) at December 31, 2004 compared to $34.0 million or 77.6 DSO at December 31, 2003. The decrease in accounts receivable balances is due to improved DSO from collection efforts and offering early pay discounts;

•	Net inventory increased $0.7 million, from $33.3 million at December 31, 2003 to $34.0 million at December 31, 2004; and

•	Accounts payable increased $6.9 million, from $8.7 million at December 31, 2003 to $15.6 million at December 31, 2004. This increase was primarily due to increased inventory purchases and extended vendor payment terms. Rockford has obtained extended terms from most of its vendors to compensate for the longer payment terms expected of Rockford by its consumer electronics and mass merchandising customers.
      The Congress credit facility requires that Rockford maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $15.5 million outstanding balance as at December 31, 2004 on the Congress credit facility as short-term. Rockford expects to maintain the facility for the entire three-year term.
      Investing activities generated cash of $2.0 million for 2004 versus a use of $6.7 million cash for 2003 primarily due to the sale of Rockford’s interest in SimpleDevices. Capital expenditures, the primary use of cash from investing activities, were $2.7 million in 2004 versus $4.9 million in 2003. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its divestiture of non-core businesses and elimination of the capital spending required for those businesses.
Off Balance Sheet Arrangements
      Rockford does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIEs), which would be established for the purpose of facilitating off-balance sheet arrangements. As of December 31, 2004, Rockford was not involved in any unconsolidated VIE transactions.
Contractual Obligations as of December 31, 2004
      Rockford had contractual obligations at December 31, 2004 due as follows:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1–3 Years	3–5 Years	5 Years

	(In thousands)
Current portion of long-term debt	$20,912	$3,942	$16,970	—	—
Long-term notes payable	$15,032	563	1,688	$12,781	—
Operating leases	$7,348	$2,547	$3,047	$1,754	—
      Rockford did not have any material outstanding noncancelable purchase obligations at December 31, 2004. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
Critical Accounting Policies and Estimates
      The methods, estimates and judgments Rockford uses in applying its accounting policies have a significant impact on the results reported in its consolidated financial statements. Rockford evaluates its estimates and judgments on an on-going basis. Rockford bases its estimates on historical experience and assumptions that Rockford believes to be reasonable under the circumstances. Rockford’s experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what Rockford anticipates and different assumptions or estimates about the future could change its reported results. Rockford believes the following accounting policies are the most critical to Rockford, in that they are important to the portrayal of Rockford’s financial statements and they require Rockford’s most difficult, subjective or complex judgments in the preparation of its consolidated financial statements:
      Revenue Recognition. Rockford recognizes revenue pursuant to Staff Accounting Bulletin Nos. 101 and 104, Revenue Recognition in Financial Statements. Accordingly, Rockford recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured.
      Rockford sells almost all of its products F.O.B. place of shipment, so that upon shipment of products, the above criteria are met and revenue is recognized.
      Rockford also records reductions to revenue for estimated customer returns and additional sales incentive offerings, such as growth and volume incentive rebates and prompt pay discounts, based on historical rates. Should a greater proportion of customers return product or redeem incentives than estimated, Rockford may need to make additional reductions to revenue.
      Intangible Assets. On January 1, 2002, Rockford adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. As at December 31, 2004, Rockford has written off all remaining goodwill because of its impairment as outlined in the notes to Rockford’s financial statements.
      In assessing the recoverability of its goodwill and other intangibles, Rockford must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Rockford may be required to record impairment charges for these assets not previously recorded. Some factors Rockford considers important, which could trigger an impairment review, include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Market capitalization relative to net book value; and

•	Significant negative industry or economic trends.
      Rockford has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. Rockford performed the first of the required impairment tests for goodwill as at December 31, 2002, and a second at December 31, 2003. In each case, Rockford determined that its goodwill was not impaired and it was not necessary to undertake the second step in the two-step process. During 2004, as a result of its continued operating losses and its realignment decisions announced on September 21, 2004, Rockford concluded that it was necessary to perform an early impairment test. Based on the screening performed, Rockford determined that $5.6 million of its goodwill was impaired and wrote it off during 2004.
      Allowance for Doubtful Accounts. Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments.

The assessment of customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, Rockford might need to make additional allowances.
      Inventory. Rockford carries inventory at the lower of cost or market, computed using the weighted average method. For purposes of the lower of cost or market calculations, Rockford writes down obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Rockford reviews information such as quantity on hand versus forecasted use and inventory aging listings to assist in this assessment. If actual future demand or market conditions are less favorable than projected, Rockford may need to take additional inventory write-downs. Any write-downs are reflected in cost of sales in the period incurred. As a result of the realignment Rockford announced in 2004, Rockford took inventory write downs of approximately $8.8 million for 2004.
      Warranty. Rockford maintains a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet its standard warranty against defects in material and workmanship. Should actual product failure rates differ from its estimates, it would need to make revisions to its estimated accruals.
      Income taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets at December 31, 2004, it determined that a valuation allowance in the amount of $14.4 million was required.
      Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2005, if Rockford is not able to secure concessions from its suppliers.

New Accounting Standards
      In December 2004, the FASB issued Statement No. 123 (FAS 123R), “Share-Based Payment,” effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. Rockford will be required to implement FAS 123R no later than the quarter that begins July 1, 2005. Rockford’s adoption will be applied on a modified prospective basis and measured and recognized on July 1, 2005. Rockford is currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of Rockford’s adoption of FAS 123R at this time. These methodologies and assumptions may be different than those currently employed by Rockford in applying FAS 123, outlined in note 1 to Rockford’s financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4. SFAS No. 151 will require that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Rockford will adopt this standard in fiscal 2006. Rockford has not yet determined the impact, if any, this Statement will have on Rockford’s financial statements.
      In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB No. 29, Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Rockford does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Rockford’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Its holdings of cash equivalents are subject to interest rate fluctuations, but Rockford believes this risk is immaterial due to the short-term nature of these investments and the essentially zero cash balances it carries. The outstanding balances on its credit facilities are also subject to interest rate fluctuations.
      The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. Historically, Rockford’s exposure to currency exchange rate fluctuations were modest due to the fact that it sold its products primarily in U.S. dollars and held only a small percentage of its assets outside the U.S. However, Rockford conducts a growing portion of its business in foreign currencies and it is increasing its billings in local currencies in Canada and Europe.
      In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in the Far East, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs.
      During the first quarter of 2003, Rockford’s Board of Directors approved and Rockford began to implement a new foreign currency hedging policy. The goal of the program was to provide stability to the U.S. dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program was intended to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. During the year ended December 31, 2003, Rockford entered into several Canadian dollar forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net loss. Rockford did not engage in any hedging activity during 2004 because it determined that it had more important uses for its available cash. At December 31, 2004, Rockford did not have any outstanding forward contracts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Rockford Corporation
      We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and schedule are the responsibility of Rockford’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Phoenix, Arizona
April 1, 2005

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$475	$—
Accounts receivable, less allowances of $2,901 and $3,504 at December 31, 2003 and 2004, respectively	33,970	33,195
Inventories	33,289	34,005
Deferred income taxes	5,965	—
Income taxes receivable	2,833	940
Prepaid expenses and other	3,711	2,953
Current assets of discontinued operations	6,288	—

Total current assets	86,531	71,093
Property and equipment, net	9,808	6,407
Goodwill, net	5,619	—
Other assets	1,590	2,853
Long term assets of discontinued operations	8,535	—

Total assets	$112,083	$80,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,721	$15,594
Accrued salaries and incentives	1,913	1,438
Accrued warranty	4,776	2,902
Other accrued expenses	5,578	7,693
Current portion of long-term debt and capital leases	24,382	18,204
Current liabilities of discontinued operations	3,023	—

Total current liabilities	48,393	45,831
Notes payable, less unaccreted discount of $563 at December 31, 2004	—	11,937

Total liabilities	48,393	57,768
Minority interest of discontinued operations	483	—
Shareholders’ equity
Common stock, $.01 par value. Authorized shares — 40,000,000
Issued shares — 9,010,663 and 9,204,992 shares at December 31, 2003 and 2004, respectively	90	92
Additional paid-in capital	36,228	37,329
Retained earnings (deficit)	23,534	(15,321)
Accumulated other comprehensive income	3,355	485

Total shareholders’ equity	63,207	22,585

Total liabilities and shareholders’ equity	$112,083	$80,353

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2002	2003	2004

Net sales	$162,805	$166,786	$169,555
Cost of goods sold	105,079	115,345	134,462

Gross profit	57,726	51,441	35,093
Operating expenses:
Sales and marketing	27,268	31,330	29,844
General and administrative	15,509	17,658	25,616
Research and development	4,735	7,205	6,986

Total operating expenses	47,512	56,193	62,446

Operating income (loss)	10,214	(4,752)	(27,353)
Interest expense	414	855	2,090
Other expense (income)	(362)	(620)	2,072

Income (loss) from continuing operations before income taxes	10,162	(4,987)	(31,515)
Income tax expense (benefit)	3,837	(2,483)	4,597

Income (loss) from continuing operations	6,325	(2,504)	(36,112)
Discontinued operations:
Loss from disposal of discontinued operations, net of taxes of $596	—	—	(474)
Loss from discontinued operations, net of taxes	(45)	(3,160)	(2,269)

Total loss from discontinued operations	(45)	(3,160)	(2,743)

Net income (loss)	$6,280	$(5,664)	$(38,855)

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.74	$(0.28)	$(3.99)

Diluted	$0.68	$(0.28)	$(3.99)

Loss from discontinued operations
Basic	$0.00	$(0.36)	$(0.30)

Diluted	$0.00	$(0.36)	$(0.30)

Net income (loss)
Basic	$0.74	$(0.64)	$(4.29)

Diluted	$0.68	$(0.64)	$(4.29)

Weighted average shares:
Basic	8,540	8,866	9,066

Diluted	9,301	8,866	9,066

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance at December 31, 2001	8,197	$82	$30,341	$22,918	$(384)	$52,957
Currency translation	—	—	—	—	1,514	1,514
Net income	—	—	—	6,280	—	6,280

Comprehensive income	—	—	—	—	—	7,794
Exercise of stock options	500	5	1,039	—	—	1,044
Tax benefit related to non-qualified option exercises	—	—	3,453	—	—	3,453
Issuance of shares for employee stock purchase plan	50	—	298	—	—	298

Balance at December 31, 2002	8,747	87	35,131	29,198	1,130	65,546
Currency translation	—	—	—	—	2,225	2,225
Net loss	—	—	—	(5,664)	—	(5,664)

Comprehensive loss	—	—	—	—	—	(3,439)
Exercise of stock options	174	2	575	—	—	577
Tax benefit related to non-qualified option exercises	—	—	126	—	—	126
Issuance of shares for employee stock purchase plan	90	1	396	—	—	397

Balance at December 31, 2003	9,011	90	36,228	23,534	3,355	63,207
Currency translation	—	—	—	—	(2,870)	(2,870)
Net loss	—	—	—	(38,855)	—	(38,855)

Comprehensive loss	—	—	—	—	—	(41,725)
Exercise of stock options, including tax benefit of $16	151	2	300	—	—	302
Issuance of shares for employee stock purchase plan	43	—	152	—	—	152
Warrants issued with convertible notes	—	—	649	—	—	649

Balance at December 31, 2004	9,205	$92	$37,329	$(15,321)	$485	$22,585

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Cash flow from continuing operating activities:
Net income (loss) from continuing operations	$6,325	$(2,504)	$(36,112)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,207	4,442	4,804
Loss from discontinued operations	(45)	(3,160)	(2,743)
(Gain) loss on sale of property and equipment	(10)	5	1,343
Deferred income taxes	(90)	(437)	7,131
Impairment of goodwill	—	—	5,619
Provision for doubtful accounts	849	697	1,846
Provision for inventory	1,487	1,805	8,773
Changes in operating assets and liabilities:
Accounts receivable	(4,537)	(3,052)	(1,118)
Inventories	(2,242)	(7,566)	(8,868)
Prepaid expenses and other	42	198	(108)
Accounts payable	177	(954)	7,686
Accrued salaries and incentives	(100)	131	(238)
Accrued warranty	(279)	286	(1,876)
Income taxes payable (receivable)	947	(1,122)	2,138
Other accrued expenses	554	(322)	5,335

Net cash provided by (used in) operating activities	7,285	(11,553)	(6,388)
Cash flow from investing activities:
Purchases of property and equipment	(5,437)	(4,450)	(2,870)
Proceeds from sale of property and equipment	10	18	18
Sale (acquisitions) of business, net of cash acquired	(4,076)	357	6,418
Increase in other assets	(640)	(2,672)	(1,603)

Net cash (used in) provided by investing activities	(10,143)	(6,747)	1,963
Cash flow from financing activities:
Net proceeds from notes payable and long-term debt	1,723	14,172	12,500
Payments on notes payable and long-term debt	(1,109)	(22)	(7,396)
Payments on capital lease obligations	(766)	(1,047)	(1,432)
Proceeds from employee stock purchase plan	298	298	152
Proceeds from exercise of stock options	1,044	802	302

Net cash provided by financing activities	1,190	14,203	4,126
Effect of exchange rate changes on cash	350	1,409	(2,870)
Net (decrease) increase in cash and cash equivalents from continuing operations	(1,318)	(2,688)	(3,169)
Net increase (decrease) in cash flow from discontinued operations	45	3,008	2,694
Cash and cash equivalents at beginning of year	1,428	155	475

Cash and cash equivalents at end of year	$155	$475	$—

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Organization and Description of Business
      Rockford Corporation and subsidiaries (“Rockford”) designs, manufactures and distributes high performance audio systems for the mobile, professional and home theater audio markets. Rockford designs, manufactures and distributes high performance mobile audio systems and supplies, primarily under the Rockford Fosgate, Lightning Audio, Q-Logic, and InstallEdge.com brands. Rockford sells professional audio products, primarily under the NHT and Hafler brand names and home theater audio products, primarily under the NHT and Fosgate Audionics brand names.
      Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing facilities are located in Tempe, Arizona; Grand Rapids, Michigan; and Stillwater, Oklahoma. Rockford uses warehouses located in the United States, Germany and Singapore.

Basis of Presentation
      In 2004, Rockford announced a realignment strategy that contributed to a net loss of $38.9 million, which resulted in defaults on Rockford’s debt agreements that forced Rockford to secure amendments to those agreements and caused a strain on available liquidity in late 2004.
      Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2005 and 2006 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments through 2005 and 2006. Rockford anticipates that its operations will significantly improve compared to its operations during 2004, so that its cash requirements in 2005 and 2006 will be less than its cash requirements in 2004. Rockford has not budgeted for proceeds from non-core asset sales resulting from its strategic realignment, so that if received such proceeds should supplement Rockford’s cash resources.
      If Rockford’s operations fail to improve, or if Rockford is otherwise unable to satisfy its liquidity needs as anticipated, it could be forced to seek one or more financing alternatives. These alternatives could include reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Some of these alternatives might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. Rockford cannot give assurance that satisfactory actions could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently anticipated.

Principles of Consolidation
      The consolidated financial statements include the accounts of Rockford and its wholly and majority owned subsidiaries in the United States, Germany, Japan and Singapore. Rockford dissolved its Japanese subsidiary in 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when acquired. Rockford’s investments have consisted of commercial paper, certificates of deposit and money market accounts.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      At December 31, 2004, Rockford has the following financial instruments: accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, other accrued expenses, notes payable, and long-term debt. The carrying value of accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, and other accrued expenses, approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of notes payable and long-term debt approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

Derivative Financial Instruments
      Rockford records its derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities at fair value. During 2003, Rockford entered into several foreign forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net loss. Rockford did not engage in any hedging activity during 2004. At December 31, 2004, Rockford did not have any outstanding forward contracts.

Revenue Recognition
      Rockford recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Ownership has transferred to the customer;

•	The price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured.
      Rockford also records reductions to revenue for estimated customer returns and additional sales incentive offerings, such as growth and volume incentive rebates and prompt pay discounts, based on historical rates. Should a greater proportion of customers return product or redeem incentives than estimated, Rockford may be required to make additional reductions to revenue.

Shipping and Handling Costs
      Rockford records product shipping costs as freight expense in sales and marketing expense. Freight expense for the years ended December 31, 2002, 2003 and 2004 was approximately $5,314,000, $6,264,000 and $6,335,000 respectively.

Accounts Receivable and Allowance for Doubtful Accounts
      Rockford sells its products principally to mobile audio, home audio, and professional audio dealers primarily in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to a large retail reseller of consumer electronics in the United States and Canada and a large discount chain in the United States. At December 31, 2003 and 2004, net accounts receivable includes approximately $4.9 million and $6.3 million respectively, due from overseas businesses.
      Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance for accounts receivable at December 31, 2003 and 2004, approximately $2,322,000 and $2,777,000 respectively, for doubtful accounts. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.
      Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers for invoices paid under 40 to 60 days of issuance. Rockford has included in its allowance for accounts receivable at December 31, 2003 and 2004, approximately $579,000 and $727,000 respectively, with respect to customers expected to use such discounts after year-end. Should a greater proportion of customers take advantage of these discounts than estimated by Rockford, additional reductions to revenue might be required.

Inventories
      Inventories consist principally of finished goods and raw materials of electronic and mechanical components used in the manufacturing of amplifiers, speaker systems and other finished goods. Inventories are carried at the lower of cost or market computed using the weighted average method.
      Rockford writes-down estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those Rockford projected, additional inventory write-downs might be required.

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

Goodwill
      Goodwill. On January 1, 2002, Rockford adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill.
      Prior to January 1, 2002, Rockford amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, Rockford began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As at December 31, 2004 all remaining goodwill has been written off because of its impairment.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In assessing the recoverability of its goodwill and other intangibles, Rockford must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Rockford may be required to record impairment charges for these assets not previously recorded. Some factors Rockford considers important, which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Market capitalization relative to net book value; and

•	Significant negative industry or economic trends.
      Rockford has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. Rockford performed the first of the required impairment tests for goodwill as at December 31, 2002, and a second at December 31, 2003. In each case, Rockford determined that its goodwill was not impaired and it was not necessary to undertake the second step in the two-step process. During 2004, as a result of its continued operating losses and its realignment decisions announced on September 21, 2004, Rockford concluded that it was necessary to perform an early impairment test. Based on the screening performed, Rockford determined that its goodwill was impaired and wrote off approximately $5.6 million to general and administrative expenses during 2004.

Advertising
      Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 2002, 2003 and 2004 was approximately $2,333,000, $2,331,000 and $2,588,000, respectively.

Income Taxes
      Rockford accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized in order to account for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
      The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date.
      Rockford assesses the likelihood that it will able to recover its deferred tax assets. If recovery is not likely, Rockford must increase the provision, or decrease the benefit, by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. As of December 31, 2004, Rockford had valuation reserves as described in Note 7.

Income (Loss) per Common Share
      Rockford reports income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted income per share includes the dilutive effects of options, warrants and convertible securities.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customer
      Rockford had sales to one customer representing 22%, 27% and 28% of net sales for the years ended December 31, 2002, 2003 and 2004, respectively. That same customer accounted for approximately 32% and 27% of the accounts receivable balance at December 31, 2003 and 2004, respectively.

Foreign Currency Translation
      Rockford has translated the financial statements of foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the current exchange rates at the balance sheet date. Shareholders’ equity accounts were translated at historical exchange rates. Amounts reported in the statements of operations have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of shareholders’ equity. The effect on the statements of operations of transaction gains and losses is insignificant.

Stock Based Compensation
      Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at date of grant. Fair market value of the underlying shares is determined by the market price at the date of the grant. Rockford accounts for stock options using the intrinsic value method, in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Rockford has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, recognizes no compensation expense for the employee stock option grants. Stock option grants to non-employees are charged to expense based upon the fair value of the options granted.
      The following table represents the effect on net income (loss) and income (loss) per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31,

	2002	2003	2004

	(In thousands except per share
	data)
Net income (loss) as reported	$6,280	$(5,664)	$(38,855)
Proforma SFAS No. 123 expense	$(327)	$(402)	$(378)

Proforma net income (loss)	$5,953	$(6,066)	$(39,233)

Proforma income (loss) per common share
Basic	$0.70	$(0.68)	$(4.33)

Diluted	$0.64	$(0.68)	$(4.33)

      For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. See Note 8 for further discussion of Rockford’s stock-based employee compensation.

Use of Estimates
      The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported in the consolidated financial statements and accompanying notes. The actual results experienced by Rockford may differ from management’s estimates.

Reclassifications
      Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform them to the 2004 presentation.

New Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (FAS 123R), Share-Based Payment, effective beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. Rockford will be required to implement FAS 123R no later than the quarter that begins July 1, 2005. Rockford’s adoption will be applied on a modified prospective basis and measured and recognized on July 1, 2005. Rockford is currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of Rockford’s adoption of FAS 123R at this time. These methodologies and assumptions may be different than those currently employed by the Company in applying FAS 123, outlined in this note.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4. SFAS No. 151 will require that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Rockford will adopt this standard in fiscal 2006. Rockford has not yet determined the impact, if any, this Statement will have on its financial statements.
      In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB No. 29, Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Rockford does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

2.	Acquisitions and Divestitures
      SimpleDevices, Inc. On October 17, 2002, Rockford purchased 63,336,955 shares of common stock of SimpleDevices, Inc. Rockford’s investment of $3.5 million was paid to SimpleDevices, not to its shareholders, and was used for working capital, the payment of a convertible promissory note and for other corporate purposes. Rockford financed the investment using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to goodwill in the amount of $563,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of SimpleDevices were included in Rockford’s consolidated results of operations effective October 1, 2002, excluding minority interest. The acquisition was not significant under the requirements of the Securities and Exchange Commission.
      Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics Inc. on October 4, 2004 for $7.8 million for a net gain on the sale of $5.5 million which is included in gain on disposal of discontinued operation. At closing, Rockford received approximately $6.4 million which was used to pay down Rockford’s senior credit facility. The remaining proceeds of approximately $1.2 million, net of $0.2 million of fees, were placed into an escrow account that will be used to pay claims, if any, of Universal relating to the representations made in the Stock Purchase Agreement. If there are no claims, one-third of the escrow

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount will be released to Rockford in April 2005 and the rest will be released in October 2006. The amount held in escrow is recorded as a note receivable at December 31, 2004. At the closing Rockford also received $1.4 million in cash in full payment of a $1.4 million loan Rockford had extended to SimpleDevices. As a result, Rockford has treated the SimpleDevices operations as discontinued operations for all years presented and recorded a gain from disposal of the discontinued operation of $5.5 million during 2004.
      The following represents the results of operations for Simple Devices, Inc. for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

	December 31,

	2002	2003	2004

	(In thousands)
Revenues	$513	$351	$322
Cost of sales	82	465	234
Operating expenses	595	1,113	1,459
Interest and other expense (income), net	—	(12)	39
Income tax expense	—	5	—
Minority interest	(40)	(450)	(345)

Net loss	$(124)	$(770)	$(1,065)

      MB Quart. On September 1, 2001, Rockford acquired MB Quart GmbH as a subsidiary of Rockford’s existing German subsidiary, Rockford (Europe) Elektronik Vertriebs GmbH. Through MB Quart GmbH, Rockford entered into agreements with Dr. Werner Schreiber, a receiver appointed under German bankruptcy law to manage the business of MB Quart Akustik GmbH. Under these agreements, MB Quart GmbH acquired substantially all of the operating assets of MB Quart Akustik GmbH, and Rockford directly acquired all of the stock of the U.S. subsidiary, M.B. Quart Electronics (USA), Inc. Rockford paid approximately $6 million for all of these assets. Rockford financed the purchase price, as well as working capital requirements for this acquired business, using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to property and equipment with $248,000 being assigned to goodwill. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of MB Quart were included in Rockford’s consolidated results of operations beginning on September 1, 2001. The acquisition was not significant under the requirements of the Securities and Exchange Commission.
      Rockford placed its MB Quart GmbH subsidiary into receivership under German law as at September 22, 2004, after Rockford determined that receivership was the only alternative that would promptly relieve Rockford of further obligations to invest working capital or incur losses arising from MB Quart GmbH’s manufacturing operation in Germany. By instituting the receivership, Rockford relinquished any future benefit from the assets of this subsidiary. As a result, Rockford has treated the MB Quart GmbH operations as discontinued operations for all years presented and recorded a loss from disposal of the discontinued operation of $5.9 million during 2004.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

	December 31,

	2002	2003	2004

	(In thousands)
Revenues	$6,454	$5,330	$3,985
Cost of sales	2,584	3,159	2,260
Operating expenses	3,851	5,089	2,915
Interest and other expense (income), net	(126)	44	19
Income tax (benefit) expense	66	(572)	(5)

Net income (loss)	$79	$(2,390)	$(1,204)

      Now Hear This (NHT). On December 26, 2002, Rockford acquired the NHT (Now Hear This) business and assets from Recoton Corporation. The assets acquired and liabilities assumed were recorded at their fair values at the date of the acquisition. The remaining portion of the purchase price was assigned to goodwill in the amount of $261,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of NHT were included in Rockford’s consolidated results of operations beginning December 26, 2002. The acquisition was not significant under the requirements of the Securities and Exchange Commission. In January 2005, Rockford engaged an investment banker to assess strategic alternatives, including a potential sale, of its NHT business. Because no sale or other disposition has occurred, NHT’s results are included in Rockford’s results from continuing operations.

3.	Inventories
      Inventories consisted of the following:

	December 31,

	2003	2004

	(In thousands)
Raw materials	$4,646	$8,269
Work in progress	1,327	1,796
Finished goods	27,316	23,940

	33,289	34,005

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2003	2004

	(In thousands)
Machinery and equipment	$20,658	$20,229
Tooling equipment	5,872	7,557
Leasehold improvements	3,175	3,528
Furniture and fixtures	1,670	1,602
Computer software	1,892	1,576
Construction in process	1,403	275

	34,670	34,767
Less accumulated depreciation and amortization	(24,862)	(28,360)

	$9,808	$6,407

      Depreciation expense was approximately $2,800,000, $3,100,000 and $3,100,000 in 2002, 2003, 2004, respectively.

5.	Notes Payable and Long-Term Debt
      Notes payable and long-term debt consisted of the following:

	December 31,

	2003	2004

	(In thousands)
$35,000,000 asset based facility	$—	$15,516
4.5% convertible senior subordinated secured notes	—	12,500
$30,000,000 collateralized line of credit with interest rates at Prime and LIBOR plus 100 and 300 basis points	22,746	—
Other	204	2,688

	22,950	30,704
Less debt discount	—	563
Less current portion	22,950	18,204

	$—	$11,937

      Interest payments were approximately $414,000, $855,000 and $2,090,000 for the years ended December 31, 2002, 2003 and 2004, respectively.
      Rockford entered into a 3-year asset based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004 and December 30, 2004. This credit facility replaced a $30 million revolving credit facility with Bank of America, N.A. and Bank One, Arizona, N.A. This credit facility, as amended, is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 450 basis points or Prime plus 200 basis points. The interest rate was 7.25% at December 31, 2004. As of December 31, 2004, Rockford was in compliance with all applicable covenants.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Congress credit facility requires that Rockford maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $15.5 million outstanding balance as at December 31, 2004 on the Congress credit facility as short-term. Rockford expects to maintain the facility for the entire three-year term.
      As of June 10, 2004, Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 649,810 shares of common stock at $5.75 per share. The net proceeds of approximately $12.5 million are allocated between the warrants (approximately $0.6 million) and the notes (approximately $11.9 million) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 0.48; risk free interest rate of approximately 4% and a term of 4.5 years. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and amortized over the life of the notes. In 2004, interest expense totaled $0.3 million, discount accretion totaled $0.1 million, and debt issuance cost amortization totaled $0.1 million. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $5.29 per share, which represented a 15% premium over the closing price of Rockford’s common stock on June 9, 2004. If fully converted, the notes were scheduled to convert into 2,362,949 shares of Rockford’s common stock. Rockford has the right to automatically convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date.
      As of September 30, 2004, Rockford was in default under the indenture under which it issued the convertible notes. The default was caused by the voluntary receivership of MB Quart GmbH. The holders of the convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and the interest rate on the notes remained at 4.5% (versus the 9.5% default interest rate). The noteholders waived the default in exchange for an amendment to the notes that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of common stock issuable, if all of the notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued were increased to allow the purchase of 1,187,500 shares of common stock versus 590,737 shares available under the original agreement (excluding 59,073 warrants issued to Piper Jaffray & Co., the placement agent in the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was also lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provision that provided for the early termination of the note-holder’s second priority lien on certain assets if Rockford’s average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive. Due to the modification of the convertible notes and warrants, Rockford has adopted variable accounting for the warrants which will cause the value of warrants to change in future periods. Due to this modification, Rockford recorded additional interest expense and debt discount to additional paid-in-capital of approximately $20,000 and $25,000, respectively, as determined under the Black-Scholes pricing model, in 2004.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate principal payments due on long-term debt are as follows:

Years Ending December 31,

(In thousands)
2005	$2,688
2006	—
2007	15,516
2008	—
2009	12,500

30,704
Less: unaccreted discount	563

$30,141

6.	Leases
      Rockford leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through December 2011.
      Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

Operating Leases

(In thousands)
2005	$2,547
2006	1,646
2007	1,401
2008	1,377
2009	377
Thereafter	—

Total minimum lease payments	$7,348

      Total rental expense for all operating leases was approximately $2,787,000, $3,479,000 and $2,868,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The present value of net minimum capital lease payments were $1,432,000 and $0 at December 31, 2003 and 2004, respectively.
      Property and equipment includes the following amounts for leases that have been capitalized:

	December 31,

	2003	2004

	(In thousands)
Equipment	$7,179	$7,179
Less accumulated amortization	(6,162)	(7,179)

	$1,017	$—

      Amortization of leased assets is included in depreciation and amortization expense.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes
      Significant components of Rockford’s deferred tax assets are:

	December 31,

	2003	2004

	(In thousands)
Deferred tax assets
Inventory basis	$1,736	$4,408
Basis in receivables	1,274	1,741
Book over (under) tax depreciation	(210)	78
Accrued warranty	1,767	1,074
Net operating loss carryforward	1,994	5,285
Federal and state credit carryforwards	—	935
Accrued liabilities and other	504	837

Gross deferred tax assets	7,065	14,358
Valuation allowance	(949)	(14,358)

Net deferred tax assets	$6,116	$—

      During 2004, a valuation allowance was recorded on the entire remaining unreserved deferred tax asset. In 2004, the valuation allowance increased by $13,409,000 to $14,358,000 at December 31, 2004. The valuation allowance includes approximately $73,000 for net operating loss carryforwards that relate to stock option compensation expense and warrants expense for income tax reporting purpose. Any utilization of these net operating loss carryforwards would be recorded as an increase in additional paid in capital. Valuation allowances are subject to reversal in future years at such time as the actual benefits are utilized or operating profits become sustainable at a level that meets the recoverability criteria under SFAS 109 Accounting for Income Tax. The recoverability criteria in SFAS 109 requires a judgment of whether it is more likely than not, based on an evaluation of positive and negative evidence, that a valuation allowance is not needed. If in the future, positive evidence of sufficient quality overcomes the negative evidence, Rockford would reverse all or a portion of the valuation allowance resulting in a decrease to income tax expense in the consolidated statement of operations. Rockford evaluates whether the deferred tax assets are realizable, and the need for valuation allowances, quarterly.
      At December 31, 2004 Rockford had a net operating loss carryforward for United States federal income tax purposes of approximately $13,806,000. Approximately $11,868,000 of this carryforward is from domestic operations and can be carried forward until expiration in 2024. This carryforward results in a deferred tax asset of $4,035,000. Approximately $1,938,000 of this loss is subject to an annual limitation under Section 382 and will begin to expire in 2011 if not utilized. This carryforward results in a deferred tax asset of $658,000. Rockford also has a deferred tax asset in the amount of $592,000 for state tax loss carryforwards. The state loss carryforwards begin to expire in 2008. Rockford also has $935,000 of federal and state tax credits for alternative minimum tax and research and experimentation. The research and experimentation credits begin to expire in 2022 and 2017. However, the alternative minimum tax credits can be carryforward indefinitely. These credits result in a deferred tax asset of $935,000. A valuation allowance was recorded for the entire unreserved balance of net operating loss carryforwards and credits in 2004. Rockford has not recorded a benefit related to losses generated outside of the United States.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the federal and state income tax expense (benefit) are:

	Year Ended December 31,

	2002	2003	2004

	(In thousands except per share
	data)
Current:
Federal expense (benefit)	$3,693	$(2,445)	$(928)
State expense (benefit)	326	(10)	—
Foreign expense	206	69	—

Total current expense (benefit)	4,225	(2,386)	(928)
Deferred:
Federal expense (benefit)	(305)	126	4,900
State expense (benefit)	(17)	(209)	625
Foreign expense(benefit)	—	(581)	591

Total deferred expense (benefit)	(322)	(664)	6,116

Income tax expense (benefit)	$3,903	$(3,050)	$5,188

      A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,

	2002	2003	2004

	(In thousands except per share
	data)
Federal statutory rate — continuing operations	$3,455	$(1,696)	$(10,715)
Federal statutory rate — discontinued operations	7	(1,267)	(732)
State tax net of federal benefit	178	(206)	7
State tax operating loss carryforward	—	—	(570)
Nondeductible items	103	(25)	16
Nondeductible goodwill	—	—	2,420
Foreign rate differential	149	(137)	—
Extraterritorial income exclusion benefit	(31)	—	—
Other, net	42	(149)	(205)
Increase in valuation allowance	—	575	13,409
Use of previously unbenefited net operating losses	—	(457)	—
Write-off of affiliate deferred tax assets	—	—	596
Affiliate unbenefited losses	—	312	962

Income tax expense (benefit)	$3,903	$(3,050)	$5,188

      Rockford’s (loss) income attributable to foreign operations amounted to approximately $164,000, $(1,378,000) and $(10,540,000) for the years ended December 31, 2002, 2003 and 2004, respectively. Income (loss) attributable to domestic operations amounted to approximately $6,116,000, $(4,286,000) and $(28,315,000) for the years ended December 31, 2002, 2003 and 2004, respectively.
      In 2002, Rockford made a tax payment of $870,000. In 2003, Rockford received refunds in the amount of $1,404,000, net of $315,000 in payments. In 2004, Rockford received refunds in the amount of $3,144,000.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Common Stock Grants and Options
      Rockford has provided stock option plans for certain employees, directors and consultants. Under the stock option plans, options to purchase common stock of Rockford will be granted to certain employees, directors and consultants at the fair market value of the underlying common stock. The options generally have a term of ten years and become exercisable over three years commencing on the date of the grant. Options granted prior to December 31, 1996, vested 100 percent upon completion of Rockford’s initial public offering on April 20, 2000. Under certain circumstances, Rockford has the right to repurchase common stock acquired under the options at the fair market.
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

	Year Ended December 31

	2002	2003	2004

Expected life of the award	Not applicable	5 years	5 years
Dividend yield	Not applicable	0%	0%
Risk-free interest rate	Not applicable	2.9%	3.4%
Expected volatility	Not applicable	0.73	0.46
      Option activity under the stock option plans during the years ended December 31, 2002, 2003 and 2004 is as follows:

		Outstanding Options

	Shares Available		Weighted Average
	Under Option	Shares	Exercise Price

Outstanding at December 31, 2001	58	1,767,630	$4.55
Authorized	600,000	—	—
Exercised	—	(285,314)	2.52
Expired or cancelled	15,925	(15,925)	5.98

Outstanding at December 31, 2002	615,983	1,466,391	4.92
Granted	(167,000)	167,000	5.70
Exercised	—	(174,449)	3.32
Expired	98,376	(98,376)	4.83

Outstanding at December 31, 2003	547,359	1,360,566	5.21
Granted	(482,050)	482,050	3.53
Exercised	—	(151,300)	1.89
Expired	8,664	(93,690)	5.02

Outstanding at December 31, 2004	73,973	1,597,626	$5.03

      The weighted average fair value of options granted during the years ended December 31, 2003 and 2004, was $3.50 and $1.67, respectively. No options were granted during 2002.
      Prior to 1995, Rockford granted to a consulting firm, which provided executive and other consulting services to Rockford, options to purchase 215,000 shares of its authorized but unissued common stock at a price of $1.51 per share, protected against dilution, as defined, and expiring in August 2002. Rockford

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined the $1.51 price per share was equal to or more than the fair value at the date of the grant. The stock options were fully vested at December 31, 1999 and fully exercised on March 5, 2002. These stock options were not included in the table above.
      The following table summarizes information about stock options under the plans outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding at	Average	Weighted	Outstanding at	Weighted
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price

$2.15 - $ 2.45	462,800	7.2	$2.24	220,775	$2.33
$3.45 - $ 4.19	321,500	2.8	$4.04	321,500	$4.04
$5.70 - $ 7.68	743,826	6.5	$6.62	567,662	$6.74
$11.00	69,500	5.3	$11.00	69,500	$11.00

	1,597,626			1,179,437

9.	Income (Loss) Per Share

	Year Ended December 31

	2002	2003	2004

	(In thousands, except per share
	data)
Numerator
Income (loss) from continuing operations	$6,325	$(2,504)	$(36,112)
Loss from discontinued operations	(45)	(3,160)	(2,743)

Net income (loss)	$6,280	$(5,664)	$(38,855)

Denominator:
Denominator for basic income (loss) per share	8,540	8,866	9,066
Effect of dilutive securities:
Employee stock options	755	—	—
Warrants	6	—	—

Dilutive potential common shares	761	—	—

Denominator for diluted income (loss) per share	9,301	8,866	9,066

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.74	$(0.28)	$(3.99)

Diluted	$0.68	$(0.28)	$(3.99)

Loss from discontinued operations
Basic	$0.00	$(0.36)	$(0.30)

Diluted	$0.00	$(0.36)	$(0.30)

Net income (loss)
Basic	$0.74	$(0.64)	$(4.29)

Diluted	$0.68	$(0.64)	$(4.29)

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The dilutive effect of 212,843 employee stock options were not included in the diluted loss per share calculation for December 31, 2004, as they were not dilutive. The Company also has $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into the Company’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,711,497 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for December 31, 2004, as they were not dilutive.

10.	Contingencies
      Rockford is a party to legal proceedings, which arise in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion the resolution of these matters will have no material effect on Rockford’s consolidated financial position, results of operations or cash funds.

11.	Benefit Plan
      Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 2002, 2003 and 2004, were approximately $484,000, $662,000 and $653,000, respectively.

12.	Stock Purchase Plan
      On May 17, 1999, the shareholders of Rockford approved an Employee Stock Purchase Plan. A total of 361,200 shares of Rockford’s common stock are reserved for issuance under the plan, which became effective September 1, 1999. Employees are eligible to participate if they are employed by Rockford or a participating subsidiary for at least 20 hours per week and more than five months in any calendar year. Each employee is able to purchase up to $25,000 worth of shares, up to a maximum of 1,000 shares in each six-month purchase period. The price per share purchased under the plan will generally be 85 percent of the fair market value of the shares. A total of 292,360 shares have been issued since inception of this plan.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Information
      Rockford operates its business under the mobile audio, professional and home theater audio and OEM segments. For each of the periods ended December 31, 2002, 2003 and 2004, the professional and home theater audio and OEM segments were not significant and, accordingly, no additional disclosures of operations information about the segments are required. Below is geographic information for revenues of Rockford:

	Year Ended December 31

Region(1)	2002	2003	2004

	(In thousands)
United States	$136,873	$138,314	$140,764
Other Americas	9,658	9,340	10,891
Europe	10,248	13,709	12,564
Asia	6,026	5,423	5,336

Total sales to external customers	$162,805	$166,786	$169,555

(1)	Revenues are attributed to geographic regions based on the location of customers.
      For the years ended December 31, 2002, 2003 and 2004, sales to one customer accounted for 22%, 27%, and 28% of total net sales, respectively.

14.	Restructuring
      Rockford announced plans for the strategic realignment of its business on September 21, 2004. These plans will re-focus Rockford’s on its core mobile audio business and are expected to involve the divestiture of non-core businesses.
      As part of this realignment, Rockford put its MB Quart GmbH German manufacturing operations into receivership in September 2004, completed the sale of its SimpleDevices business in October 2004 and engaged an investment banker in January 2005 to assess strategic alternatives for, including a potential sale of, its home and professional audio businesses including the NHT, Fosgate Audionics, and Hafler brands. In order to facilitate its strategic realignment, Rockford took non-cash reserves and write-offs of approximately $28.7 million during 2004, including $5.9 million for the loss on the disposal of the MB Quart GmbH subsidiary $6.1 million to establish a valuation allowance against US deferred tax assets, $8.8 million for additional reserves on Omnifi and other inventory, $5.6 million for the write-off of goodwill and $2.3 million for other miscellaneous adjustments. Rockford also recorded a gain on the sale of the SimpleDevices business of $5.5 million.
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
      There were no outstanding liabilities at December 31, 2004 associated with these restructurings.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Rockford’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Rockford’s disclosure controls and procedures as at December 31, 2004 in order to comply with the SEC’s requirements for certification of this Form 10-K. Rockford is a non-accelerated filer and, accordingly, it is required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-K for its fiscal year ending December 31, 2006.
      Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. Rockford is currently in the process of establishing an enhanced internal control process. Rockford did not make any substantial changes in its internal review of Rockford’s financial reporting during 2004, other than the correction of the matters discussed below.
      Based on their review of Rockford’s disclosure controls and policies, Rockford’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were deficient as discussed below.

Material Weaknesses of Disclosure Controls and Procedures
      Preparation of Annual Report for the Year Ended December 31, 2004
      Rockford has concluded, in connection with the preparation of this Annual Report, that it was subject to a material weakness in its disclosure controls and procedures, in that the internal controls were not sufficient to ensure the information required to be disclosed in Rockford’s reports was accurate and was recorded, processed, summarized and reported within the requisite time periods. Deficiencies resulted from substantial management and staff turnover, particularly in the general accounting and finance areas, during the fourth quarter of 2004 and first quarter of 2005. This turnover caused a loss of operations and process knowledge that interfered with the preparation of this Annual Report.
      In connection with the preparation of Rockford’s consolidated financial statements for the year ended December 31, 2004, significant internal control deficiencies became evident to management. In the aggregate, a material weakness resulted from control deficiencies that included inadequate staffing and supervision, leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; and lack of procedures or expertise needed to prepare all required disclosures. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes the internal controls from reducing to an appropriate low level the risk that material misstatements in the financial statements will not be prevented or detected on a timely basis.
      Rockford’s registered public accounting firm, Ernst & Young LLP, advised management and the audit committee of the board of directors that the financial reporting deficiencies described above are considered to be a material weakness in Rockford’s internal controls which constitutes a reportable condition under standards established by the American Institute of Certified Public Accountants. The Audit Committee, board of directors, management and Ernst & Young discussed these weaknesses and Rockford has assigned the highest priority to their correction. Even before the discussion of the material weakness, Rockford was actively seeking to hire appropriate replacement personnel who could restore the required expertise lost as a result of turnover in 2004 and 2005. Rockford plans in the first half of 2005 to add financial resources and expertise, both through internal hiring and using outside consultants, that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation. Management and the audit committee are committed to addressing and resolving the weaknesses fully and believe that additional financial resources and expertise will correct the material weakness.
      Accounts Payable Reconciliation for the Year Ended December 31, 2003
      During the first quarter of 2004, Rockford identified a material weakness in procedures for reconciling accounts payable at the end of each reporting period. The material weakness arose as a result of a reconciliation process that failed to reconcile the accounts payable module of Rockford’s Oracle information system, which includes all pending invoices, with the general ledger accounts payable. Before the first quarter of 2004, the reconciliation process for each period focused on the general ledger balances and did not reconcile the general ledger to the Oracle accounts payable module. Timing issues resulting from the approval process for accounts payable caused the general ledger accounts payable not to reflect all of the accounts payable that had been entered into the accounts payable module in Oracle. The reconciliation process did not identify this discrepancy. As a result, the general ledger and financial statements did not reflect all of the accounts payable that the Oracle module showed at the end of each period nor did they reflect certain corresponding assets.
      Rockford reviewed its financial statements for prior periods and believes that the reconciliation failures did not have a material effect on reported earnings in any quarter for the last four fiscal years, going back through fiscal 2000. As a result, Rockford did not restate results for any prior periods. Rockford also concluded that the underlying business processes were properly using the Oracle payables module and that, upon approval through normal business processes, the payables shown in the Oracle payables module were being paid in accordance with their terms and reflected in the general ledger and financial statements.
      For the first quarter of 2004, and going forward, Rockford implemented additional reconciliation procedures to assure that the accounts payable reported on the general ledger reconcile to the information contained in the Oracle accounts payable module for the end of each period reported. As at March 31, 2004, the balance sheet reflected an increase in accounts payable of $4.7 million, an increase in inventory in-transit of $3.7 million, and an increase in other assets or offsets to other accrual accounts of $0.5 million as a result of this reconciliation. The after tax impact on operating results for the quarter was $0.3 million, or $0.03 per share. Rockford believes each of these items reflects a one-time adjustment and that going forward the reconciliation process will not have a material impact on results of operations.
      Rockford’s independent registered public accounting firm, Ernst & Young LLP, advised management and the audit committee of the board of directors that the reconciliation failure described above is considered to be a material weakness in Rockford’s internal controls and constitutes a reportable condition under standards established by the American Institute of Certified Public Accountants. The audit committee, board of directors, management and Ernst & Young discussed this weakness. Rockford assigned the highest priority to the correction of this weakness and implemented new reconciliation procedures effective with the first quarter 2004 closing. Management and the audit committee are committed to addressing and resolving this weakness fully and believe that the new reconciliation process has corrected this weakness. Rockford believes the weakness resulted from a failure to identify and fully understand the interaction between different parts of the Oracle information system, rather than from a failure in the ability or intent of Rockford’s personnel, and has taken steps to correct these failures. Rockford continues to evaluate other parts of the Oracle system, but has not identified and does not expect to find other significant weaknesses in Rockford’s understanding of the system that will have as significant an effect on Rockford’s financial reporting efforts.

Changes in Internal Controls
      Except for the corrective actions relating to the identified material weaknesses that are currently in process, and are described above, Rockford has not made significant changes to Rockford’s internal controls, and is not aware of changes in other factors that could significantly affect these controls, since the review of those controls as at December 31, 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item with respect to items 401 and 405 of Regulation S-K is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 11, 2005.
      Rockford has adopted a Code of Business Ethics and Policy that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Ethics and Policy is available on Rockford’s Internet website at www.rockfordcorp.com. Rockford will post on its website information about any amendment to, or wavier from, any provision of the Code of Business Ethics and Policy that applies to its principal executive officer, principal financial officer, or principal accounting officer.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Executive Officers and Board of Directors — Director Compensation,” “Related Party Transactions — Suttle Employment Agreement” and “Stock Price Performance Graph” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 11, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to the section entitled “Principal Shareholders and Shareholdings of Officers and Directors” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 11, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the section entitled “Related Party Transactions” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 11, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 11, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Consolidated Financial Statements
      See Index to Consolidated Financial Statements on page 27 of this report.
Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ROCKFORD CORPORATION

Column A	Column B	Column C			Column D		Column E

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other				Balance at
Description	Period	Expenses	Accounts		Deductions		End of Period

	(In thousands)
December 31, 2004
Receivable allowances	$2,901	$1,846	$5,153	(2)	$6,396	(1)	$3,504
December 31, 2003
Receivable allowances	$2,876	$697	$5,064	(2)	$5,736	(1)	$2,901
December 31, 2002
Receivable allowances	$2,577	$849	$5,272	(2)	$5,822	(1)	$2,876

(1)	Deductions taken by customers for prompt payment and freight discounts. Includes accounts written off net of recoveries.

(2)	Amounts netted against sales.
      Other financial statement schedules have not been presented, as they are not applicable.
Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+
3.2	Restated Bylaws as amended through July 27, 2000++
3.3	Amendment to Articles of Incorporation filed on January 12, 1988+
3.4	Amendment to Articles of Incorporation filed on May 12, 1999+
3.5	Amendment to Articles of Incorporation filed on May 17, 1999+
3.7	Amendment to Articles of Incorporation filed on July 1, 1999+
4.1	Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2	Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3	Form of Warrant to Purchase Common Stock###
4.4	Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5	Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6	Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###

Exhibit
Number		Description of Document

4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc. ###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.1		1994 Stock Option Plan*+
10.2		1997 Stock Option Plan*+
10.3		1999 Employee Stock Purchase Plan as amended and restated*+
10.8		Form of Dealership Agreements+
10.14		Employee 401(k) Deferred Compensation Plan and amendments thereto*+
10.35		Form of Indemnification Agreement*+
10	.35.1	Schedule for Indemnification Agreement*+
10.48		2002 Stock Option Plan*+++
10.54		Lease Agreement between Robert Grooters Development Company and Rockford Corporation#
10.55		Warehouse Storage & Logistics Agreement between Titan Logistics, Inc. and Audio Innovations, Inc.#
10.56		Multi-tenant Industrial Net Lease between Calwest Industrial Holdings, LLC and Rockford Corporation, dated July 16, 2003#
10.57		Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, effective January 23, 2003#
10.58		Direct Imports Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, dated March 6, 2003#
10.59		Commercial Lease Agreements between David and Yvonne Cunningham and Rockford Corporation, as amended#
10.60		Commercial Lease Agreement between William Basore and Rockford Corporation, as amended#
10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##
10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003
10.64		Stock Purchase Agreement among SimpleDevices, Inc., the stockholders of SimpleDevices, Inc. and Universal Electronics Inc., dated as of October 1, 2004
10.65		Agreement among Tobias Wahl, in his capacity as insolvency trustee of MB Quart GmbH, Rockford Corporation and Rockford Europe Vertriebs GmbH, dated as of March 11, 2005
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
21		List of Subsidiaries of Rockford Corporation

Exhibit
Number	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001.

#	Previously filed on March 30, 2004 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2003.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on April 1, 2005.

ROCKFORD CORPORATION

By:	/s/ W. GARY SUTTLE

W. Gary Suttle
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. GARY SUTTLE W. Gary Suttle	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2005

/s/ RICHARD G. VASEK Richard G. Vasek	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	April 1, 2005

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	April 1, 2005

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	April 1, 2005

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	April 1, 2005

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	April 1, 2005

/s/ JOHN P. LLOYD John P. Lloyd	Director	April 1, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+
3.2		Restated Bylaws as amended through July 27, 2000++
3.3		Amendment to Articles of Incorporation filed on January 12, 1988+
3.4		Amendment to Articles of Incorporation filed on May 12, 1999+
3.5		Amendment to Articles of Incorporation filed on May 17, 1999+
3.7		Amendment to Articles of Incorporation filed on July 1, 1999+
4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3		Form of Warrant to Purchase Common Stock###
4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###
4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc. ###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.1		1994 Stock Option Plan*+
10.2		1997 Stock Option Plan*+
10.3		1999 Employee Stock Purchase Plan as amended and restated*+
10.8		Form of Dealership Agreements+
10.14		Employee 401(k) Deferred Compensation Plan and amendments thereto*+
10.35		Form of Indemnification Agreement*+
10	.35.1	Schedule for Indemnification Agreement*+
10.48		2002 Stock Option Plan*+++
10.54		Lease Agreement between Robert Grooters Development Company and Rockford Corporation#
10.55		Warehouse Storage & Logistics Agreement between Titan Logistics, Inc. and Audio Innovations, Inc.#
10.56		Multi-tenant Industrial Net Lease between Calwest Industrial Holdings, LLC and Rockford Corporation, dated July 16, 2003#
10.57		Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, effective January 23, 2003#
10.58		Direct Imports Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, dated March 6, 2003#
10.59		Commercial Lease Agreements between David and Yvonne Cunningham and Rockford Corporation, as amended#
10.60		Commercial Lease Agreement between William Basore and Rockford Corporation, as amended#

Exhibit
Number		Description of Document

10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##
10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003
10.64		Stock Purchase Agreement among SimpleDevices, Inc., the stockholders of SimpleDevices, Inc. and Universal Electronics Inc., dated as of October 1, 2004
10.65		Agreement among Tobias Wahl, in his capacity as insolvency trustee of MB Quart GmbH, Rockford Corporation and Rockford Europe Vertriebs GmbH, dated as of March 11, 2005
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
21		List of Subsidiaries of Rockford Corporation
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle
31.2		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001.

#	Previously filed on March 30, 2004 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2003.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.