Form 10-Q
period 2005-03-31
ROCKFORD CORP
filed 2005-05-13
CIK 828064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     As of April 30, 2005, there were 9,233,024 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

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

     When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2004, filed with the SEC on April 15, 2005, and in Exhibit 99.9 to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Exhibit 99.9 to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $3,458 and $3,504 at March 31, 2005 and December 31, 2004, respectively	36,454	33,195
Inventories	29,112	34,005
Income taxes receivable	918	940
Prepaid expenses and other	3,138	2,953

Total current assets	69,622	71,093
Property and equipment, net	5,622	6,407
Other assets	2,849	2,853

Total assets	$78,093	$80,353

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,844	$15,594
Accrued salaries and incentives	1,751	1,438
Accrued warranty	2,825	2,902
Other accrued expenses	6,777	7,693
Current portion of long-term debt	20,960	18,204

Total current liabilities	44,157	45,831
Notes payable, less unaccreted discount of $763 and $563 at March 31, 2005 and December 31, 2004, respectively	11,737	11,937

Total liabilities	55,894	57,768
Shareholders’ equity:
Common stock, $.01 par value – Authorized shares - 40,000 Issued shares – 9,233 shares at March 31, 2005 and 9,205 at December 31, 2004	92	92
Additional paid-in capital	37,614	37,329
Retained deficit	(15,929)	(15,321)
Accumulated other comprehensive income	422	485

Total shareholders’ equity	22,199	22,585

Total liabilities and shareholders’ equity	$78,093	$80,353

Note: The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended
	March 31,
	2005	2004
Net sales	$41,567	$38,722
Cost of goods sold	29,539	31,115

Gross profit	12,028	7,607
Operating expenses:
Sales and marketing	6,411	7,284
General and administrative	4,545	4,574
Research and development	919	2,460

Total operating expenses	11,875	14,318

Operating income (loss)	153	(6,711)
Interest and other expense, net	745	592

Loss from continuing operations before income taxes	(592)	(7,303)
Income tax expense (benefit)	16	(2,837)

Loss from continuing operations	(608)	(4,466)
Loss from discontinued operations, net of taxes	—	(937)

Net loss	$(608)	$(5,403)

Net loss per common share:
Loss from continuing operations
Basic	$(0.07)	$(0.50)

Diluted	$(0.07)	$(0.50)

Loss from discontinued operations
Basic	$(0.00)	$(0.10)

Diluted	$(0.00)	$(0.10)

Net loss
Basic	$(0.07)	$(0.60)

Diluted	$(0.07)	$(0.60)

Weighted average shares:
Basic	9,233	9,014

Diluted	9,233	9,014

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2005	2004
Cash flow from continuing operating activities:
Net loss from continuing operations	$(608)	$(4,466)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,022	1,152
Gain on sale of property and equipment	(14)	—
Provision for doubtful accounts	208	157
Provision for inventory	187	385
Changes in operating assets and liabilities:
Accounts receivable	(3,467)	(4,324)
Inventories	4,706	(10,404)
Prepaid expenses and other	(185)	(1,365)
Bank overdraft	—	2,383
Accounts payable	(3,750)	17,237
Accrued salaries and incentives	313	(55)
Accrued warranty	(77)	17
Income taxes payable (receivable)	21	(1,383)
Other accrued expenses	(917)	995

Net cash (used in) provided by operating activities	(2,561)	329
Cash flow from investing activities:
Purchases of property and equipment	(193)	(1,401)
Proceeds from sale of property and equipment	93	(4)
Increase in other assets	(80)	(767)

Net cash (used in) provided by investing activities	(180)	(2,172)
Cash flow from financing activities:
Net proceeds from notes payable and long-term debt	2,756	2,975
Payments on capital lease obligations	—	(1,408)
Proceeds from employee stock purchase plan	48	—
Proceeds from exercise of stock options	—	60

Net cash provided by financing activities	2,804	1,627
Effect of exchange rate changes on cash	(63)	(259)

Net decrease in cash flow from continuing operations	—	(475)
Net decrease in cash flow from discontinued operations	—	(241)
Cash and cash equivalents at beginning of period	—	716

Cash and cash equivalents at end of period	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2005

1. Basis of Presentation

Unaudited Interim Financial Information

     Rockford Corporation and subsidiaries (“Rockford”) has prepared its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, Rockford has made all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

     Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results you may expect for the year ending December 31, 2005. Certain reclassifications have been made to the March 31, 2004 interim financial statements in order to conform to the March 31, 2005 presentation.

     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2005.

Comprehensive Income (Loss)

     The components of comprehensive loss for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net loss	$(608)	$(5,403)
Foreign currency translation adjustments	(63)	(392)

Total comprehensive loss	$(671)	$(5,795)

Stock-based Compensation

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

     The following table represents the effect on net income (loss) and income (loss) per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net loss as reported	$(608)	$(5,403)
Proforma SFAS No. 123 expense	(63)	(107)

Proforma net loss	$(671)	$(5,510)

Proforma loss per common share:
Basic	$(0.07)	$(0.61)

Diluted	$(0.07)	$(0.61)

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.

2. Discontinued Operations

     SimpleDevices, Inc. Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics Inc. in October of 2004 for $7.8 million. At closing, Rockford received approximately $6.4 million which was used to pay down Rockford’s senior credit facility. The remaining proceeds of approximately $1.2 million, net of $0.2 million of fees, were placed into an escrow account that will be used to pay claims, if any, of Universal relating to the representations made in the Stock Purchase Agreement. No claims were made as of April 1, 2005, and one-third of the escrow amount was released to Rockford in April 2005. If there are no claims before October 1, 2006, the rest of the escrow amount will be released in October 2006. The amount held in escrow is recorded as a note receivable at March 31, 2005 and December 31, 2004. As a result of the October 2004 sale, Rockford has treated the SimpleDevices operations as discontinued operations for all periods presented.

     The following represents the results of operations for Simple Devices, Inc. for the three months ended March 31, 2004 and are reported on Rockford’s statements of operations as results from discontinued operations:

Three months
ended
March 31,
2004
(In thousands)
Revenues	$152
Cost of sales	78
Operating expenses	329
Interest and other expense net	2
Income tax expense	—
Minority interest	(163)

Net loss	$(94)

     MB Quart. Rockford placed its MB Quart GmbH subsidiary into receivership under German law in September of 2004. By instituting the receivership, Rockford relinquished any future benefit from the assets of this subsidiary. As a result, Rockford has treated the MB Quart GmbH operations as discontinued operations for all periods presented.

     The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

Three months
ended
March 31,
2004
(In thousands)
Revenues	$1,296
Cost of sales	868
Operating expenses	1,264
Interest and other expense net	13
Income tax benefit	(6)

Net loss	$(843)

3. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw materials	$7,842	$8,269
Work-in-progress	1,551	1,796
Finished goods	19,719	23,940

	$29,112	$34,005

4. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(608)	(4,466)
Loss from discontinuing operations	—	(937)

Net loss	$(608)	$(5,403)

Denominator:
Denominator for basic net loss per share	9,233	9,014
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted net loss per share	9,233	9,014

Loss per common share:
Loss from continuing operations
Basic	$(0.07)	$(0.50)

Diluted	$(0.07)	$(0.50)

Loss from discontinued operations
Basic	$(0.00)	$(0.10)

Diluted	$(0.00)	$(0.10)

Net loss
Basic	$(0.07)	$(0.60)

Diluted	$(0.07)	$(0.60)

     There were 38,109 and 468,871 employee stock options not included in the diluted loss per share calculation for March 31, 2004 and 2005, respectively, as they were not dilutive. As of March 31, 2005 Rockford also has $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June 10, 2009 and Rockford has the right to force conversion of the notes before maturity under certain circumstances. The conversion price at March 31, 2005, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,711,497 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for March 31, 2005, as they were not dilutive.

5. Notes Payable and Long-Term Debt

     Rockford entered into a 3-year asset-based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004 and December 30, 2004. This credit facility, as amended, is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 450 basis points or Prime plus 200 basis points. The balance on the facility and interest rate were $19.1 million and 7.5% per annum, respectively, at March 31, 2005. At March 31, 2005, Rockford was in compliance with all applicable covenants.

     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $19.1 million and $15.5 million outstanding balance as at March 31, 2005 and December 31, 2004 respectively, on the Congress credit facility as short-term. Rockford expects to maintain the facility for the entire three-year term.

     Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of March 31, 2005 and December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,711,497 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders also have a second priority lien on certain Rockford assets. Due to the modification of the convertible notes and warrants on November 10, 2004, Rockford has adopted variable accounting for the warrants which will cause the value of the warrants to change in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

     This discussion and analysis of financial condition and results of continuing operations should be read in conjunction with Rockford’s unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations included as part of Rockford’s Form 10-K for the year 2004, filed with the SEC on April 15, 2005.

Strategic Realignment

     Rockford announced plans for the strategic realignment of its business on September 21, 2004. These plans will re-focus Rockford on its core mobile audio business and are likely to involve the divestiture of its remaining non-core businesses.

     As part of this realignment, Rockford put its MB Quart GmbH German manufacturing operations into receivership in September 2004, completed the sale of its SimpleDevices business in October 2004 and engaged an investment banker in January 2005 to assess strategic alternatives for its home and professional audio business including the NHT, Fosgate Audionics, and Hafler brands. There were no outstanding liabilities at March 31, 2005 associated with this realignment.

Overview

     Rockford believes that its strategic realignment and the investments it made in new products, distribution channels and technologies, combined with improvements it is implementing in its processes, have positioned Rockford for improved financial performance in 2005.

     Rockford’s results in the first quarter of 2005 were substantially improved compared to the first quarter of 2004. The more modest new product introductions for 2005 were completed on schedule, production issues were not a significant factor in Rockford’s performance, and the reduced expense levels resulting from the realignments undertaken during the later part of 2004 all contributed to positive operating income and a reduction in net loss from $0.60 per share to $0.07 per share. Net sales increased by $2.8 million, or 7.3%, demonstrating the continuing acceptance of Rockford’s products in the marketplace.

     Rockford’s first quarter 2004 product launches had a significant negative impact on Rockford’s results for 2004. End of life discounting of 2003 product was greater than usual in the first quarter of 2004 due to the extent of the product line overhaul. Discounting and production issues with the new product resulted in unfavorable manufacturing variances and product shortages which negatively impacted gross margins in the first quarter of 2004. Rockford also experienced increased engineering costs and premium freight charges associated with the delayed production of these new products.

     Rockford continues to expect a shift in its sales mix into different distribution channels, with the independent specialty dealer and audio/video retailer channels seeing declines in sales and the consumer electronics chain and mass merchandise channels seeing growth in sales. This shift has had and will continue to have some positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing out of sales seasonality. At the same time, the different demands of the larger merchants continue to require greater working capital compared to the working capital required for smaller merchants.

Results of Operations

     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended
	March 31 ,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	71.1	80.4

Gross profit	28.9	19.6
Operating expenses:
Sales and marketing	15.4	18.8
General and administrative	10.9	11.8
Research and development	2.2	6.4

Total operating expenses	28.5	37.0

Operating income (loss)	0.4	(17.4)
Interest and other expense, net	1.8	1.5

Loss from continuing operations before income tax	(1.4)	(18.9)
Income tax expense (benefit)	0.1	(7.3)

Loss from continuing operations	(1.5)	(11.6)
Loss from discontinuing operations	—	(2.4)

Net loss	(1.5)%	(14.0)%

     Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of products as well as warranty, warehousing and customer service expenses.

     Sales and marketing expenses primarily consist of salaries, sales commissions and costs of advertising, trade shows, distributor and sales representative conferences and outbound freight.

     General and administrative expenses primarily consist of salaries, facilities and other costs of accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees and expenses associated with Rockford’s business.

     Research and development expenses primarily consist of salaries associated with research and development personnel and legal costs related to Rockford’s intellectual property.

Geographic Distribution of Sales

Sales by geographic region were as follows:

	Three months ended
	March 31 ,
	2005	2004
	(In thousands)
Region: (1)
United States	$34,677	$33,731
Other Americas	2,695	1,206
Europe	2,797	2,815
Asia	1,398	970

Total sales	$41,567	$38,722

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of our sales.

In the following discussion, certain increases or decreases may differ due to rounding

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net Sales. Net sales increased by $2.8 million, or 7.3%, to $41.6 million for the three months ended March 31, 2005, from $38.7 million for the three months ended March 31, 2004. The increase in sales was primarily attributable to increases in OEM sales and sales of discontinued product lines.

     U.S. sales increased by $0.9 million, or 3.0%, to $34.7 million for the three months ended March 31, 2005, from $33.7 million for the three months ended March 31, 2004. International sales increased by $1.9 million, or 38.0%, to $6.9 million for the three months ended March 31, 2005, from $5.0 million for the three months ended March 31, 2004. The increase in international sales was primarily because 2005 sales were not affected by the product availability shortfall that impacted sales in the first quarter of 2004. The 2004 shortfall occurred because of the delays in 2004 new product introductions and the allocation of limited inventory to the U.S. market until there was adequate inventory to meet demand.

     Gross Profit. Gross Profit increased by $4.4 million, or 58.1%, to $12.0 million for the three months ended March 31, 2005, from $7.6 million for the three months ended March 31, 2004. As a percent of sales, gross profit increased to 28.9% for the three months ended March 31, 2005, from 19.6% for the three months ended March 31, 2004. This increase was primarily due to costs incurred in 2004 associated with the production delays, manufacturing and engineering costs, and premium freight to expedite production of the new 2004 products whose introduction was delayed during the first quarter of 2004.

     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.9 million, or 12.0%, to $6.4 million for the three months ended March 31, 2005 from $7.3 million for the three months ended March 31, 2004. As a percent of sales, sales and marketing expenses decreased to 15.4% for the three months ended March 31, 2005 from 18.8% for 2004. The decrease was due to lower costs for sales and marketing employees and reduced promotional activities.

     General and Administrative Expenses. General and administrative expenses were relatively flat at $4.5 million for the three months ended March 31, 2005 compared to $4.6 million for the same period in 2004. The slight decrease in general and administrative expenses is primarily due to lower information systems and other administrative expenses partially offset by higher professional fees. As a percent of sales, general and administrative expenses decreased to 10.9% for the three months ended March 31, 2005 from 11.8% for the three months ended March 31, 2004.

     Research and Development Expenses. Research and development expenses decreased by $1.5 million, or 62.6% to $0.9 million for the three months ended March 31, 2005, from $2.5 million for the three months ended March 31, 2004. As a percent of sales, these expenses decreased to 2.2% for the three months ended March 31, 2005, from 6.4% for the three months ended March 31, 2004. The decrease is primarily due to costs incurred in the first quarter of 2004 related to the delayed new product launch.

     Operating Income (Loss). Operating income (loss) improved by $6.9 million, or 102.3%, to a $0.2 million operating income for the three months ended March 31, 2005 from a $6.7 million loss for the three months ended March 31, 2004. As a percent of sales, operating income (loss) improved to a 0.4% operating income for the three months ended March 31, 2005, from a 17.4% operating loss for the three months ended March 31, 2004. This improvement in operating income is the result of the increase in gross profit and lower operating expenses described above.

     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $0.2 million, or 25.8%, to $0.7 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. The increase is primarily attributable to increased interest rates applicable to the Congress credit facility and increased debt balances resulting from the convertible notes sale in June 2004.

     Income Tax (Benefit) Expense. Income tax (benefit) expense increased by $2.9 million, or 100.6%, to a $16,000 expense for the three months ended March 31, 2005, from a $2.8 million benefit for the three months ended March 31, 2004. The effective income tax rates were an expense of 2.7% for the three months ended March 31, 2005, and a benefit of 38.8% for the three months ended March 31, 2004. The change in rate was primarily a result of not recording any tax benefit on losses in the first quarter of 2005.

Liquidity and Capital Resources

     Rockford has financed its business primarily using existing capital, cash flows from operations, if any, proceeds from its private placement of convertible notes, and bank borrowings. Rockford’s cash flow used in operations was $2.6 million for the three months ended March 31, 2005 compared to $0.3 million of cash flow provided by operations for the three months ended March 31, 2004. The reduction in accounts payable accounts for Rockford’s primary use of cash during the first quarter of 2005.

     Rockford entered into a $35 million, 3-year asset-based credit facility with Congress Financial Corporation (Western), as Agent, and Wachovia Bank, National Association, as Arranger, on March 29, 2004 and as amended on June 10, 2004 and December 30, 2004. This credit facility is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 450 basis points or Prime plus 200 basis points. Rockford’s balance on the Congress facility was $19.1 million as of March 31, 2005.

     Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of March 31, 2005 and December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,711,497 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders have a second priority lien on certain Rockford assets. Due to the modification of the convertible notes and warrants, Rockford has adopted variable accounting for the warrants which will cause the value of the warrants to change in future periods.

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

     Rockford’s inventory position decreased from $34.0 million at the end of 2004 to $29.1 million at March 31, 2005. This inventory decrease was due to higher sales and improved inventory turns.

     Rockford had working capital of $25.5 million at March 31, 2005, compared to $25.3 million at December 31, 2004. The significant components of working capital at March 31, 2005 include:

•	Rockford had no cash and cash equivalents at March 31, 2005 versus $0.4 million as at December 31, 2004. Due to the daily sweep of cash by Congress, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $36.5 million at March 31, 2005 compared to $33.2 million at December 31, 2004. The increase in accounts receivable balances is primarily due to higher sales and a late payment of approximately $1.5 million from a large customer related to a conversion to electronic data interchange. The late payment was received early in May 2005.

•	Net inventory decreased $4.9 million, from $34.0 million at December 31, 2004 to $29.1 million at March 31, 2005; and

•	Accounts payable decreased $3.8 million, from $15.6 million at December 31, 2004 to $11.8 million at March 31, 2005. This decrease was primarily due to reestablishing normalized vendor payment terms compared to the extended vendor payment terms experienced at December 31, 2004.

     The Congress credit facility requires that Rockford maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $19.1 million and $15.5 million outstanding balance as at March 31, 2005 and December 31, 2004, respectively, on the Congress credit facility as short-term. Rockford expects to maintain the facility for the entire three-year term.

     Investing activities used cash of $0.2 million for the three months ended March 31, 2005 versus a use of $2.2 million cash for the three months ended March 31, 2004. The reductions in spending are primarily due to higher capital expenditures in the first quarter of 2004 due to the launch of the new Rockford Fosgate product line. Capital expenditures, the primary use of cash from investing activities, were $0.2 million for the three months ended March 31, 2005 versus $1.4 million for the three months ended March 31, 2004. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its divestiture of non-core businesses and elimination of the capital spending required for those businesses. As of March 31, 2005, Rockford was not involved in any unconsolidated VIE transactions.

Contractual Obligations as of March 31, 2005

Rockford had certain cash obligations at March 31, 2005 due as follows (dollars in thousands)

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Current portion of long-term debt	$23,817	$3,329	$20,488	—	—
Long term notes payable	$14,893	$563	$1,689	$12,641	—
Operating Leases	$6,403	$2,356	$4,041	$6	—

There have not been material changes in Rockford’s Operating Leases since December 31, 2004.

     Rockford did not have any material outstanding noncancelable purchase obligations at March 31, 2005. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.

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

     Intangible Assets. On January 1, 2002, Rockford adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. As at March 31, 2005, Rockford has written off all remaining goodwill because of its impairment as outlined in the notes to Rockford’s financial statements for the year ended December 31, 2004.

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

     Inventory. Rockford carries inventory at the lower of cost or market, computed using the weighted average method. For purposes of the lower of cost or market calculations, Rockford writes down obsolete or unmarketable inventory in amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Rockford reviews information such as quantity on hand versus forecasted use and inventory aging listings to assist in this assessment. If actual future demand or market conditions are less favorable than projected, Rockford may need to take additional inventory write-downs. Any write-downs are reflected in cost of sales in the period incurred.

     Warranty. Rockford maintains a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet its standard warranty against defects in material and workmanship. Should actual product failure rates differ from its estimates, Rockford would need to make revisions to its estimated accruals.

     Income Taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets in connection with its realignment announced in September 2004 and at December 31, 2004, it determined that a valuation allowance in the amount of $14.4 million was required and has reserved against substantially all of its deferred tax assets.

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

  New Accounting Standards

     In December 2004 the FASB issued, and in April 2005 amended, Statement No. 123 (FAS 123R), “Share-Based Payment,” effective for fiscal years beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. Rockford will be required to implement FAS 123R no later than the quarter that begins January 1, 2006. Rockford’s adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. Rockford is currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of Rockford’s adoption of FAS 123R at this time. These methodologies and assumptions may be different than those currently employed by Rockford in applying FAS 123, outlined in note 1 to Rockford’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

     The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. Historically, Rockford’s exposure to currency exchange rate fluctuations were modest because it sold its products primarily in U.S. dollars and held only a small percentage of its assets outside the U.S. However, Rockford conducts a growing portion of its business in foreign currencies and it is increasing its billings in local currencies in Canada and Europe.

     In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs.

     During 2003, Rockford’s Board of Directors approved and Rockford began to implement a new foreign currency hedging policy. The goal of the program was to provide stability to the U.S. dollar values of non-function currency cash flows. Although it is impossible to eliminate all currency risk, implementation of this program was intended to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Rockford did not engage in any hedging activity during 2004 and the first quarter of 2005 because it determined that it had more important uses for its available cash. At March 31, 2005, Rockford did not have any outstanding forward contracts.

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

     Rockford’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Rockford’s disclosure controls and procedures during the last 30 days in order to comply with the SEC’s requirements for certification of this Form 10-Q. Rockford is a non-accelerated filer and, accordingly, it is required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-K for its fiscal year ending December 31, 2006.

     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. Rockford is currently in the process of establishing an enhanced internal control process. During the first quarter of 2005, and after the first quarter through the date of filing this report, Rockford did not make any substantial changes in its internal review of Rockford’s financial reporting other than the correction of the matters discussed below.

     Based on their review of Rockford’s disclosure controls and policies, Rockford’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were deficient as discussed below.

  Material Weaknesses of Disclosure Controls and Procedures

     Preparation of Annual Report for the Year Ended December 31, 2004

     Rockford has concluded, in connection with the preparation of its Annual Report for the year ended December 31, 2004, that it was subject to a material weakness in its disclosure controls and procedures, in that the internal controls were not sufficient to ensure the information required to be disclosed in Rockford’s reports was accurate and was recorded, processed, summarized and reported within the requisite time periods. Deficiencies resulted from substantial management and staff turnover, particularly in the general accounting and finance areas, during the fourth quarter of 2004 and first quarter of 2005. This turnover caused a loss of operations and process knowledge that interfered with the preparation of the Annual Report.

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

     Even before the discussion of the material weakness, Rockford was actively seeking to hire appropriate replacement personnel who could restore the required expertise lost as a result of turnover in 2004 and 2005. In 2005, Rockford has added financial resources and expertise, both through internal hiring and using outside consultants, that will provide hands-on oversight of the monthly financial closing, data analysis, and account reconciliation. Management and the audit committee are committed to addressing and resolving the weaknesses fully and believe that additional financial resources and expertise will correct the material weakness. Rockford believes that it has hired personnel who will be able to restore the required expertise and that these new personnel, and added oversight of its financial processes, have substantially mitigated this material weakness in connection with the preparation of Rockford’s first quarter financial statements.

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

Part II. Other Information

Item 1. Legal Proceedings.

     Since the date of our Annual Report for the year 2004, filed with the SEC on April 15, 2005, there have been no additional material developments in connection with the patent claim or litigation with a former distributor as described in the Legal Proceedings section of our Annual Report.

     We are and may continue to be a party to various lawsuits and arbitrations from time to time. As at April 15, 2005, we were not a party to any legal proceedings that we believe are material, other than the effect of the expenses associated with the lawsuits described in our Annual Report.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.9	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on April 15, 2005, with our Annual Report on Form 10-K for the year ended December 31, 2004.

(b) During the period from January 1, 2005, through March 31, 2005, Rockford did not file any reports on Form 8-K.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION

Date: May 12, 2005	By:	/s/ Richard G. Vasek

Richard G. Vasek
Vice President of Finance,
Chief Financial Officer and
Secretary
(Principal Financial Officer
and Duly Authorized Officer)