Form 10-Q
period 2005-06-30
ROCKFORD CORP
filed 2005-08-02
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     As of July 28, 2005, there were 9,241,624 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $3,115 and $3,504 at June 30, 2005 and December 31, 2004, respectively	29,412	33,195
Inventories	25,914	34,005
Income taxes receivable	901	940
Prepaid expenses and other	3,093	2,953

Total current assets	59,320	71,093
Property and equipment, net	4,785	6,407
Other assets	2,626	2,853

Total assets	$66,731	$80,353

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,878	$15,594
Accrued salaries and incentives	1,972	1,438
Accrued warranty	3,030	2,902
Other accrued expenses	5,559	7,693
Current portion of long-term debt	13,631	18,204

Total current liabilities	33,070	45,831
Notes payable, less unaccreted discount of $473 and $563 at June 30, 2005 and December 31, 2004, respectively	12,027	11,937

Total liabilities	45,097	57,768
Shareholders’ equity:
Common stock, $.01 par value – Authorized shares - 40,000 Issued shares – 9,233 shares at June 30, 2005 and 9,205 at December 31, 2004	92	92
Additional paid-in capital	37,377	37,329
Retained deficit	(16,232)	(15,321)
Accumulated other comprehensive income	397	485

Total shareholders’ equity	21,634	22,585

Total liabilities and shareholders’ equity	$66,731	$80,353

Note: The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$39,623	$52,754	$81,190	$91,476
Cost of goods sold	27,169	38,500	56,708	69,615

Gross profit	12,454	14,254	24,482	21,861
Operating expenses:
Sales and marketing	6,770	8,932	13,181	16,216
General and administrative	4,134	4,398	8,679	8,972
Research and development	976	2,162	1,895	4,623

Total operating expenses	11,880	15,492	23,755	29,811

Operating income (loss)	574	(1,238)	727	(7,950)
Interest and other expense, net	875	1,101	1,620	1,693

Loss from continuing operations before income taxes	(301)	(2,339)	(893)	(9,643)
Income tax expense (benefit)	2	(520)	18	(3,358)

Loss from continuing operations	(303)	(1,819)	(911)	(6,285)
Loss from discontinued operations, net of taxes	—	(643)	—	(1,580)

Net loss	$(303)	$(2,462)	$(911)	$(7,865)

Net loss per common share:
Loss from continuing operations
Basic	$(0.03)	$(0.20)	$(0.10)	$(0.70)

Diluted	$(0.03)	$(0.20)	$(0.10)	$(0.70)

Loss from discontinued operations
Basic	$0.00	$(0.07)	$0.00	$(0.17)

Diluted	$0.00	$(0.07)	$0.00	$(0.17)

Net loss
Basic	$(0.03)	$(0.27)	$(0.10)	$(0.87)

Diluted	$(0.03)	$(0.27)	$(0.10)	$(0.87)

Weighted average shares:
Basic	9,233	9,026	9,233	9,020

Diluted	9,233	9,026	9,233	9,020

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2005	2004
Cash flow from continuing operating activities:
Net loss from continuing operations	$(911)	$(6,285)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	2,330	2,319
Gain on sale of property and equipment	(26)	—
Provision for doubtful accounts	380	472
Provision for inventory	409	461
Changes in operating assets and liabilities:
Accounts receivable	3,404	(11,853)
Inventories	7,683	(13,384)
Prepaid expenses and other	(139)	(1,942)
Bank overdraft	—	635
Accounts payable	(6,716)	18,419
Accrued salaries and incentives	534	236
Accrued warranty	128	1,044
Income taxes payable (receivable)	38	(1,936)
Other accrued expenses	(2,135)	2,816

Net cash provided by (used in) operating activities	4,979	(8,999)
Cash flow from investing activities:
Purchases of property and equipment	(388)	(2,444)
Proceeds from sale of property and equipment	104	(4)
Increase in other assets	(81)	(2,588)

Net cash used in investing activities	(365)	(5,036)
Cash flow from financing activities:
Net proceeds from (payments on) notes payable and long-term debt	(4,574)	19,183
Payment of short term debt	—	(4,000)
Payments on capital lease obligations	—	(1,408)
Proceeds from employee stock purchase plan	48	—
Proceeds from exercise of stock options	—	60

Net cash (used in) provided by financing activities	(4,526)	13,835
Effect of exchange rate changes on cash	(88)	(275)

Net decrease in cash flow from continuing operations	—	(475)
Net decrease in cash flow from discontinued operations	—	(241)
Cash and cash equivalents at beginning of period	—	716

Cash and cash equivalents at end of period	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
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
     Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results you may expect for the year ending December 31, 2005. Certain reclassifications have been made to the June 30, 2004 interim financial statements in order to conform to the June 30, 2005 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2005.
Comprehensive Income (Loss)
     The components of comprehensive loss for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Net loss	$(303)	$(2,462)	$(911)	$(7,865)
Foreign currency translation adjustments	(25)	(48)	(88)	(440)

Total comprehensive loss	$(328)	$(2,510)	$(999)	$(8,305)

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
  New Accounting Standards
     In December 2004 the FASB issued, and in April 2005 amended, Statement No. 123 (FAS 123R), “Share-Based Payment,” effective for fiscal years beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. Rockford will be required to implement FAS 123R no later than the quarter that begins January 1, 2006. Rockford’s adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. Rockford is currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of Rockford’s adoption of FAS 123R at this time. These methodologies and assumptions may be different than those currently employed by Rockford in applying FAS 123.
     The following table represents the effect on net income (loss) and income (loss) per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per share		(In thousands, except per share
	data)		data)
Net loss as reported	$(303)	$(2,462)	$(911)	$(7,865)
Proforma SFAS No. 123 expense	(62)	(77)	(124)	(184)

Proforma net loss	$(365)	$(2,539)	$(1,035)	$(8,049)

Proforma loss per common share:
Basic	$(0.04)	$(0.28)	$(0.11)	$(0.89)

Diluted	$(0.04)	$(0.28)	$(0.11)	(0.89)

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.
2. Discontinued Operations
     SimpleDevices, Inc. Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics Inc. in October of 2004 for $7.8 million. At closing, Rockford received approximately $6.4 million which was used to pay down Rockford’s senior credit facility. The remaining proceeds of approximately $1.2 million, net of $0.2 million of fees, were placed into an escrow account that will be used to pay claims, if any, of Universal relating to the representations made in the Stock Purchase Agreement. No claims were made as of April 1, 2005, and one-third of the escrow amount was released to Rockford in April 2005. If there are no claims before October 1, 2006, the rest of the escrow amount will be released in October 2006. The amount held in escrow is recorded as a note receivable at June 30, 2005 and December 31, 2004. As a result of the October 2004 sale, Rockford has treated the SimpleDevices operations as discontinued operations for all periods presented.
     The following represents the results of operations for Simple Devices, Inc. for the three and six months ended June 30, 2004 and are reported on Rockford’s statements of operations as results from discontinued operations:

	Three months	Six months
	ended	ended
	June 30	June 30
	2004	2004
	(In thousands, except per share data)
Revenues	$20	$172
Cost of sales	78	156
Operating expenses	280	609
Minority interest	(96)	(257)

Net loss	$(242)	$(336)

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

     The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

	Three months	Six months
	ended	ended
	June 30	June 30
	2004	2004
	(In thousands, except per share data)
Revenues	$1,912	$3,208
Cost of sales	1,166	2,034
Operating expenses	1,163	2,427
Interest and other income, net	(16)	(3)
Income tax benefit	—	(6)

Net loss	$(401)	$(1,244)

3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$6,238	$8,269
Work-in-progress	1,820	1,796
Finished goods	17,856	23,940

	$25,914	$34,005

4. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per share		(In thousands, except per share
	data)		data)
Numerator:
Loss from continuing operations	$(303)	$(1,819)	$(911)	$(6,285)
Loss from discontinuing operations	—	(643)	—	(1,580)

Net loss	$(303)	$(2,462)	$(911)	$(7,865)

Denominator:
Denominator for basic net loss per share	9,233	9,026	9,233	9,020
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted net loss per share	9,233	9,026	9,233	9,020

Loss per common share:
Loss from continuing operations
Basic	$(0.03)	$(0.20)	$(0.10)	$(0.70)

Diluted	$(0.03)	$(0.20)	$(0.10)	$(0.70)

Loss from discontinued operations
Basic	$0.00	$(0.07)	$0.00	$(0.17)

Diluted	$0.00	$(0.07)	$0.00	$(0.17)

Net loss
Basic	$(0.03)	$(0.27)	$(0.10)	$(0.87)

Diluted	$(0.03)	$(0.27)	$(0.10)	$(0.87)

     There were 425,051 and 65,751 employee stock options not included in the diluted loss per share calculation for June 30, 2004 and 2005, respectively, as they were not dilutive. As of June 30, 2005 Rockford also has $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June 10, 2009 and Rockford has the right to force conversion of the notes before maturity under certain circumstances. The conversion price at June 30, 2005, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,711,497 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for June 30, 2005 and 2004, as they were not dilutive.

5. Notes Payable and Long-Term Debt
     Rockford entered into a 3-year asset-based credit facility with Congress Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004 and December 30, 2004. This credit facility, as amended, is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 450 basis points or Prime plus 200 basis points. The balance on the facility and interest rate were $12.5 million and 8% per annum, respectively, at June 30, 2005. At June 30, 2005, Rockford was in compliance with all applicable covenants.
     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $12.5 million and $15.5 million outstanding balance as at June 30, 2005 and December 31, 2004 respectively, on the Congress credit facility as short-term. Rockford expects to maintain the facility for the entire three-year term.
     Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of June 30, 2005 and December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,711,497 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders also have a second priority lien on certain Rockford assets. Due to the modification of the convertible notes and warrants on November 12, 2004, Rockford has remeasured the value of the warrants.
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
Overview
     Rockford believes that the strategic realignment it announced in September 2004, the investments it made in new products, distribution channels and technologies during 2004 and 2005, and improvements it is implementing in its processes, have positioned Rockford for improved financial performance in 2005. The strategic realignment has re-focused Rockford on its core mobile audio business and is likely to involve the divestiture of its remaining non-core businesses (in addition to the divestitures Rockford has already announced). Rockford engaged an investment banker in January 2005 to assess strategic alternatives for its primary non-core business, the home and professional audio business that includes the NHT, Fosgate Audionics, and Hafler brands. There were no outstanding liabilities at June 30, 2005 associated with Rockford’s strategic realignment.

     Rockford’s results in the first six months of 2005 were substantially improved compared to the first six months of 2004. The more modest new product introductions for 2005 were completed on schedule, production issues were not a significant factor in Rockford’s performance, and the reduced expense levels resulting from the realignments undertaken during the later part of 2004 all contributed to positive operating income and a reduction in net loss for the six months ended June 30, from $(0.87) per share in 2004 to $(0.10) per share in 2005. Net sales for the first six months of 2005 decreased compared to the first six months of 2004 by $10.3 million, or 11.2% primarily due to lower sales of Rockford Fosgate branded products, including the substantial elimination of sales of Rockford’s lower margin source unit business, and elimination of most sales of the discontinued MB Quart branded products. These reductions were partially offset by increases in OEM sales.
     Rockford’s 2004 product launches had a significant negative impact on Rockford’s results for the first six months of 2004. End of life discounting of 2003 product was greater than usual in the first six months of 2004 due to the extent of the product line overhaul. Discounting and production issues resulting from delays in development and production of the new products resulted in unfavorable manufacturing variances and product shortages which negatively impacted gross margins in the first half of 2004. Rockford also experienced increased engineering costs and premium freight charges associated with the delayed production of these new products.
     Rockford continues to expect a shift in its sales mix into different distribution channels, with the independent specialty dealer and audio/video retailer channels seeing declines in sales and the mass merchant retailers and the OEM channels seeing growth in sales. This shift has had and will continue to have some positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing out of sales seasonality. At the same time, the different demands of the larger merchants continue to require greater working capital compared to the working capital required for smaller merchants.
Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per share		(In thousands, except per share
	data)		data)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6	73.0	69.8	76.1

Gross profit	31.4	27.0	30.2	23.9
Operating expenses:
Sales and marketing	17.1	16.9	16.2	17.7
General and administrative	10.4	8.3	10.8	9.8
Research and development	2.5	4.1	2.3	5.1

Total operating expenses	30.0	29.3	29.3	32.6

Operating income (loss)	1.4	(2.3)	0.9	(8.7)
Interest and other expense, net	2.2	2.1	2.0	1.9

Loss from continuing operations before income tax	(0.8)	(4.4)	(1.1)	(10.6)
Income tax expense (benefit)	0.0	(1.0)	0.0	(3.7)

Loss from continuing operations	(0.8)	(3.4)	(1.1)	(6.9)
Loss from discontinued operations, net of taxes	0.0	(1.2)	0.0	(1.7)

Net loss	(0.8)%	(4.6)%	(1.1)%	(8.6)%

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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Region: (1)
United States	$32,961	$44,858	$67,638	$78,589
Other Americas	2,945	3,345	5,640	4,551
Europe	2,604	2,831	5,401	5,646
Asia	1,113	1,720	2,511	2,690

Total sales	$39,623	$52,754	$81,190	$91,476

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net Sales. Net sales decreased by $ 13.1 million, or 24.9%, to $39.6 million for the three months ended June 30, 2005, from $52.8 million for the three months ended June 30, 2004. The decrease in sales was primarily attributable to lower sales of the Rockford Fosgate branded product line (including elimination of most sales of source units) and elimination of sales of the discontinued domestic MB Quart line of products. These decreases were partially offset by increases in OEM sales and by lower sales discounts. Net sales for the three months ended June 30, 2004 were positively impacted by initial shipments of the new Rockford Fosgate line of products that were delayed in the first quarter of 2004 and for which second quarter sales included some catch-up sales for sales lost during the first quarter of 2004.
     U.S. sales decreased by $11.9 million, or 26.5%, to $33.0 million for the three months ended June 30, 2005, from $44.9 million for the three months ended June 30, 2004. International sales decreased by $1.2 million, or 15.6%, to $6.7 million for the three months ended June 30, 2005, from $7.9 million for the three months ended June 30, 2004. The decrease in international sales was primarily due to lower sales of the Rockford Fosgate and Lighting Audio product lines.
     Gross Profit. Gross Profit decreased by $1.8 million, or 12.6%, to $12.5 million for the three months ended June 30, 2005, from $14.3 million for the three months ended June 30, 2004. As a percent of sales, gross profit increased to 31.4% for the three months ended June 30, 2005, from 27.0% for the three months ended June 30, 2004. This increase as a percent of sales was primarily due to costs incurred in 2004 associated with the production delays, manufacturing and engineering costs, and premium freight to expedite production of the new 2004 products whose introduction was delayed into the second quarter of 2004.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $2.2 million, or 24.2%, to $6.8 million for the three months ended June 30, 2005 from $8.9 million for the three months ended June 30, 2004. As a percent of sales, sales and marketing expenses increased to 17.1% for the three months ended June 30, 2005 from 16.9% for 2004. The decrease in expenses was primarily due to lower sales commissions, outbound freight and promotional activities. The increase as a percent of sales was because the decrease in expenses was not fully proportional to the decrease in sales for the quarter.
     General and Administrative Expenses. General and administrative expenses decreased by $0.3 million or 6.0%, to $4.1 million for the three months ended June 30, 2005 from $4.4 million for the three months ended June 30, 2004. As a percent of sales, general and administrative expenses increased to 10.4% for the three months ended June 30, 2005 from 8.3% for the three months ended June 30, 2004. The decrease in general and administrative expenses is primarily due to lower information systems and personnel related expenses partially offset by higher professional fees.
     Research and Development Expenses. Research and development expenses decreased by $1.2 million, or 54.9% to $1.0 million for the three months ended June 30, 2005, from $2.2 million for the three months ended June 30, 2004. As a percent of sales, these expenses decreased to 2.5% for the three months ended June 30, 2005, from 4.1% for the three months ended June 30, 2004. The decrease is primarily due to costs incurred in the second quarter of 2004 related to the delayed new product launch that were not repeated in 2005.
     Operating Income (Loss). Operating income (loss) improved by $1.8 million, or 146.4%, to a $0.6 million operating income for the three months ended June 30, 2005 from a $1.2 million loss for the three months ended June 30, 2004. As a percent of sales, operating income (loss) improved to a 1.4% operating income for the three months ended June 30, 2005, from a 2.3% operating loss for the three months ended June 30, 2004. This improvement in operating income is the result of lower operating expenses described above.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.2 million, or 20.5%, to $0.9 million for the three months ended June 30, 2005 from $1.1 million for the three months ended June 30, 2004. The decrease is primarily attributable to deferred financing fees being written-off in 2004 partially offset by higher interest expense in 2005 due to higher interest rates.
Income Tax (Benefit) Expense. Income tax (benefit) expense increased by $0.5 million, or 100.4%, to a $2,000 expense for the three months ended June 30, 2005, from a $0.5 million benefit for the three months ended June 30, 2004. The effective income tax rates were an expense of 0.7% for the three months ended June 30, 2005, and a benefit of 22.2% for the three months ended June 30, 2004. The change in rate was primarily a result of not recording any tax benefit on losses in the second quarter of 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Net Sales. Net sales decreased by $10.3 million, or 11.2%, to $81.2 million for the six months ended June 30, 2005, from $91.5 million for the six months ended June 30, 2004. The decrease in sales was primarily attributable to lower sales of Rockford Fosgate brand products (including the elimination of most sale of source units, a low margin item) and the elimination of sale of the discontinued domestic MB Quart line of products. These decreases were partially offset by increases in OEM sales and lower sales discounts. Net sales for the three months ended June 30, 2004 were positively impacted by initial shipments of the new Rockford Fosgate line of products that were delayed in the first quarter of 2004 and for which second quarter sales included some catch-up sales for sales lost during the first quarter of 2004.
     U.S. sales decreased by $11.0 million, or 13.9%, to $67.6 million for the six months ended June 30, 2005, from $78.6 million for the six months ended June 30, 2004. International sales increased by $0.7 million, or 5.2%, to $13.6 million for the six months ended June 30, 2005, from $12.9 million for the six months ended June 30, 2004. The increase in international sales was primarily because 2005 sales were not affected by the product availability shortfall that impacted sales in the first half of 2004. The 2004 shortfall occurred because of the delays in 2004 new product introductions and the allocation of limited inventory to the U.S. market until there was adequate inventory to meet demand.
     Gross Profit. Gross Profit increased by $2.6 million, or 12.0%, to $24.5 million for the six months ended June 30, 2005, from $21.9 million for the six months ended June 30, 2004. As a percent of sales, gross profit increased to 30.2% for the six months ended June 30, 2005, from 23.9% for the six months ended June 30, 2004. This increase was primarily due to reduced sales and increased costs incurred in 2004 associated with the production delays, manufacturing and engineering costs, and premium freight to expedite production of the new 2004 products whose introduction was delayed during the first half of 2004.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $3.0 million, or 18.7%, to $13.2 million for the six months ended June 30, 2005 from $16.2 million for the six months ended June 30, 2004. As a percent of sales, sales and marketing expenses decreased to 16.2% for the six months ended June 30, 2005 from 17.7% for 2004. The decrease was primarily due to lower sales commissions, outbound freight, sales and marketing personnel related expenses and reduced promotional activities.
     General and Administrative Expenses. General and administrative expenses decreased by $0.3 million or 3.3%, to 8.7 million for the three months ended June 30, 2005 from $9.0 million for the six months ended June 30, 2004. As a percent of sales, general and administrative expenses increased to 10.8% for the six months ended June 30, 2005 from 9.8% for the six months ended June 30, 2004. The decrease in general and administrative expenses is primarily due to lower information systems and personnel related expenses partially offset by higher professional fees.
     Research and Development Expenses. Research and development expenses decreased by $2.7 million, or 59.0% to $1.9 million for the six months ended June 30, 2005, from $4.6 million for the six months ended June 30, 2004. As a percent of sales, these expenses decreased to 2.3% for the six months ended June 30, 2005, from 5.1% for the six months ended June 30, 2004. The decrease is primarily due to costs incurred in the first half of 2004 related to the delayed new product launch that were not repeated in 2005.
     Operating Income (Loss). Operating income (loss) improved by $8.7 million, or 109.1%, to a $0.7 million operating income for the six months ended June 30, 2005 from a $8.0 million loss for the six months ended June 30, 2004. As a percent of sales, operating income (loss) improved to a 0.9% operating income for the six months ended June 30, 2005, from an 8.7% operating loss for the six months ended June 30, 2004. This improvement in operating income is the result of the increase in gross profit and lower operating expenses described above.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.1 million, or 4.3%, to $1.6 million for the six months ended June 30, 2005 from $1.7 million for the six months ended June 30, 2004. The decrease is primarily attributable to deferred financing fees being written-off in 2004 partially offset by higher interest expense in 2005 due to higher interest rates.
Income Tax (Benefit) Expense. Income tax (benefit) expense increased by $3.4 million, or 100.5%, to a $18,000 expense for the six months ended June 30, 2005, from a $3.4 million benefit for the six months ended June 30, 2004. The effective income tax rates were an expense of 2.0% for the six months ended June 30, 2005, and a benefit of 34.8% for the six months ended June 30, 2004. The change in rate was primarily a result of not recording any tax benefit on losses in the first half of 2005.

Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, if any, proceeds from its private placement of convertible notes, and bank borrowings. Rockford’s cash flow from operations was $5.0 million for the six months ended June 30, 2005 compared to $9.0 million of cash flow used in operations for the six months ended June 30, 2004. The reductions in accounts receivables and inventory were the primary source of cash for Rockford during the first six months of 2005. The reductions in accounts payable accounts and other accrued expenses were the primary use of cash during the first six months of 2005.
     Rockford entered into a 3-year asset-based credit facility with Congress Financial Corporation (Western), as Agent, and Wachovia Bank, National Association, as Arranger, on March 29, 2004 and as amended on June 10, 2004 and December 30, 2004. This credit facility is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 450 basis points or Prime plus 200 basis points. Rockford’s balance on the Congress facility was $12.5 million as of June 30, 2005.
     Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of June 30, 2005 and December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,711,497 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders have a second priority lien on certain Rockford asset. Due to the modification of the Convertible notes and Warrants on November 12, 2004, Rockford has remeasured the value of the Warrants.
     Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2005 and 2006 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford anticipates that its operations will significantly improve compared to its operations during 2004, so that its cash requirements in 2005 and 2006 will be less than its cash requirements in 2004. Rockford has not budgeted for proceeds from non-core asset sales resulting from its strategic realignment, so that if received such proceeds would supplement Rockford’s cash resources.
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
     Rockford had working capital of $26.3 million at June 30, 2005, compared to $25.3 million at December 31, 2004. The significant components of working capital at June 30, 2005 include:
•	Rockford had no cash and cash equivalents at June 30, 2005 and December 31, 2004. Due to the daily sweep of cash by Congress, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $29.4 million at June 30, 2005 compared to $33.2 million at December 31, 2004. The decrease in accounts receivable balances is primarily due to lower sales, more favorable terms and improved collection activities.

•	Rockford’s inventory position decreased from $34.0 million at the end of 2004 to $25.9 million at June 30, 2005. This inventory decrease was due to improved inventory turns and the reduction of excess and obsolete inventory

•	Accounts payable decreased $6.7 million, from $15.6 million at December 31, 2004 to $8.9 million at June 30, 2005. This decrease was primarily due to reestablishing normalized vendor payment terms compared to the extended vendor payment terms experienced at December 31, 2004.
     The Congress credit facility requires that Rockford maintain blocked lock box accounts, whereby Congress takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $12.5 million and $15.5 million outstanding balance as at June 30, 2005 and December 31, 2004, respectively, on the Congress credit facility as short-term. Rockford expects to maintain the facility for the entire three-year term.
     Investing activities used cash of $0.4 million for the six months ended June 30, 2005 versus a use of $5.0 million cash for the six months ended June 30, 2004. This reduction in spending is primarily due to higher capital expenditures in the first six months of 2004 due to the launch of the new Rockford Fosgate product line that were not repeated in 2005. Capital expenditures, the primary use of cash from investing activities, were $0.4 million for the six months ended June 30, 2005 versus $2.4 million for the six months ended June 30, 2004. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its divestiture of non-core businesses and elimination of the capital spending required for those businesses. As of June 30, 2005, Rockford was not involved in any unconsolidated VIE transactions.
Contractual Obligations as of June 30, 2005
Rockford had certain cash obligations at June 30, 2005 due as follows (dollars in thousands)

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Current portion of long-term debt	$15,358	$2,073	$13,285	—	—
Long term notes payable	$14,752	$563	$1,125	$13,063	—
Operating Leases	$5,910	$2,089	$3,780	$41	—
There have not been material changes in Rockford’s Operating Leases since December 31, 2004.
     Rockford did not have any material outstanding noncancelable purchase obligations at June 30, 2005. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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
     Intangible Assets. On January 1, 2002, Rockford adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. As at June 30, 2005, Rockford has written off all remaining goodwill because of its impairment as outlined in the notes to Rockford’s financial statements for the year ended December 31, 2004.
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
     Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2005, if Rockford is not able to secure concessions from its suppliers. Rockford sources a significant portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by the recent change in China’s exchange rate policy.

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
     In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. The recent change in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in the dollar/renminbi exchange rate.
     At June 30, 2005, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.

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
     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. Rockford is currently in the process of establishing an enhanced internal control process. There was no change in internal control over financial reporting that occurred in the first half of 2005, and through the date of filing, that has materially affected or is reasonably likely to materially affect Rockford’s internal controls over financial reporting other than the correction of the matters discussed below.
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
     Rockford’s registered public accounting firm, Ernst & Young LLP, advised management and the audit committee of the board of directors that the financial reporting deficiencies described above are considered to be a material weakness in Rockford’s internal controls which constitutes a reportable condition under standards established by the American Institute of Certified Public Accountants. The Audit Committee, board of directors, management and Ernst & Young discussed these weaknesses and Rockford assigned the highest priority to their correction.
     Even before the discussion of the material weakness, Rockford was actively seeking to hire appropriate replacement personnel who could restore the required expertise lost as a result of turnover in 2004 and 2005. In 2005, Rockford has added financial resources and expertise, both through internal hiring and using outside consultants, that will provide hands-on oversight of monthly financial closing, data analysis, and account reconciliation. Management and the audit committee are committed to addressing and resolving the weaknesses fully and believe that additional financial resources and expertise will correct the material weakness. Rockford believes that it has hired personnel who will be able to restore the required expertise and that these new personnel, and added oversight of its financial processes, have substantially mitigated this material weakness in connection with the preparation of Rockford’s first and second quarter financial statements. During the second quarter of 2005 the time required for the monthly financial closing process has returned to historical levels, so that Rockford believes that this weakness had been substantially mitigated by the end of that period.

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
     Rockford’s independent registered public accounting firm, Ernst & Young LLP, advised management and the audit committee of the board of directors that the reconciliation failure described above is considered to be a material weakness in Rockford’s internal controls and constitutes a reportable condition under standards established by the American Institute of Certified Public Accountants. The audit committee, board of directors, management and Ernst & Young discussed this weakness. Rockford assigned the highest priority to the correction of this weakness and implemented new reconciliation procedures effective with the first quarter 2004 closing.. Rockford believes the weakness resulted from a failure to identify and fully understand the interaction between different parts of the Oracle information system, rather than from a failure in the ability or intent of Rockford’s personnel, and believes the changes in the reconciliation process have corrected this weakness.
Part II. Other Information
Item 1. Legal Proceedings.
     Since the date of Rockford’s Annual Report for the year 2004, filed with the SEC on April 15, 2005, there have been no additional material developments in connection with the patent claim described in the Legal Proceedings section of the Annual Report.
     Rockford has secured a final judgment in the amount of approximately $1.5 million against its former Panamanian distributor in the action described in the Annual Report, and the time for appeal has expired. Rockford is now in the process of seeking to collect on the judgment. Because the former distributor’s assets are primarily in Panama, Rockford is not certain what amount it is likely to recover, if any, based on the judgment.
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at April 15, 2005, Rockford was not a party to any legal proceedings that it believes are material, other than the effect of the expenses associated with the lawsuits described in the Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	Rockford’s annual meeting of shareholders was held on May 11, 2005.

(b)	At the annual meeting, the Rockford’s shareholders re-elected all six Directors for a one-year term which expires at the annual shareholders meeting in 2006.

(c)	At the annual meeting, Rockford’s shareholders ratified the appointment of Ernst & Young L.L.P. as Rockford’s auditors for 2005. The holders of 8,792,517 common shares voted to ratify the appointment, the holders of 4,375 common shares voted against the ratification, and the holders of 1,100 common shares abstained.

The following tabulation represents voting for the Directors

Name	Votes For	Withheld Authority

W. Gary Suttle	8,673,334	124,658
Nicholas G. Bartol	8,665,441	132,551
Ralph B. Godfrey	8,764,817	33,175
Jerry E. Goldress	8,764,817	33,175
Timothy C. Bartol	8,161,051	636,941
John P Lloyd	8,686,217	111,775
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.9	Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on April 15, 2005, with our Annual Report on Form 10-K for the year ended December 31, 2004.
(b) During the period from April 1, 2005, through June 30, 2005, Rockford filed the following reports on Form 8-K.
May 13, 2005 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the 1st Quarter, ended March 31, 2005. This report furnished a copy of the press release under Item 9 of Form 8-K.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: July 28, 2005	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)