Form 10-Q
period 2005-09-30
ROCKFORD CORP
filed 2005-11-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:
     As of November 9, 2005, there were 9,264,098 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

ROCKFORD CORPORATION AND SUBSIDIARIES

Forward Looking Statements
Part I: Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2005 (Unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)
Condensed Consolidated Statements of Cash Flows — Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)
Notes to Condensed Unaudited Consolidated Financial Statements — September 30, 2005
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II: Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications
EX-10.66
EX-10.67
EX-10.68
EX-10.69
EX-31.1
EX-31.2
EX-32

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $2,601 and $3,163 at September 30, 2005 and December 31, 2004, respectively	24,745	31,670
Inventories	20,742	31,787
Income taxes receivable	930	940
Prepaid expenses and other current assets	3,111	2,638
Current assets of discontinued operations	3,721	4,572

Total current assets	53,249	71,607
Property and equipment, net	3,795	5,893
Other assets	2,692	2,853

Total assets	$59,736	$80,353

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,368	$14,876
Accrued salaries and incentives	1,598	1,402
Accrued warranty	2,535	2,812
Other accrued expenses	4,394	7,693
Current portion of long-term debt	11,162	18,204
Current liabilities of discontinued operations	397	844

Total current liabilities	26,454	45,831
Notes payable, less unaccreted discount of $443 and $563 at September 30, 2005 and December 31, 2004, respectively	12,057	11,937

Total liabilities	38,511	57,768
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares - 40,000 Issued shares — 9,264 shares at September 30, 2005 and 9,205 at December 31, 2004	92	92
Additional paid-in capital	37,399	37,329
Retained deficit	(16,650)	(15,321)
Accumulated other comprehensive income	384	485

Total shareholders’ equity	21,225	22,585

Total liabilities and shareholders’ equity	$59,736	$80,353

Note: The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$30,213	$39,212	$107,746	$126,347
Cost of goods sold	20,886	35,328	75,367	101,929

Gross profit	9,327	3,884	32,379	24,418
Operating expenses:
Sales and marketing	5,006	7,321	17,150	22,015
General and administrative	3,181	10,898	11,589	19,537
Research and development	804	1,186	2,437	5,642

Total operating expenses	8,991	19,405	31,176	47,194

Operating income (loss)	336	(15,521)	1,203	(22,776)
Interest and other (income) expense, net	(336)	1,546	1,280	3,238

Income (loss) from continuing operations before income taxes	672	(17,067)	(77)	(26,014)
Income tax expense (benefit)	(15)	7,195	4	3,838

Income (loss) from continuing operations	687	(24,262)	(81)	(29,852)
Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	(936)	(5,676)	(936)	(5,676)
Loss from discontinued operations, net of taxes	(169)	(1,448)	(312)	(3,723)

Total loss from discontinued operations	(1,105)	(7,124)	(1,248)	(9,399)

Net loss	$(418)	$(31,386)	$(1,329)	$(39,251)

Net loss per common share:
Income (loss) from continuing operations
Basic	$0.07	$(2.69)	$(0.01)	$(3.31)

Diluted	$0.07	$(2.69)	$(0.01)	$(3.31)

Loss from discontinued operations
Basic	$(0.12)	$(0.79)	$(0.13)	$(1.04)

Diluted	$(0.12)	$(0.79)	$(0.13)	$(1.04)

Net loss
Basic	$(0.05)	$(3.48)	$(0.14)	$(4.35)

Diluted	$(0.04)	$(3.48)	$(0.14)	$(4.35)

Weighted average shares:
Basic	9,264	9,026	9,243	9,022

Diluted	9,416	9,026	9,243	9,022

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flow from continuing operating activities:
Net loss from continuing operations	$(81)	$(29,852)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,157	4,056
Loss on sale of property and equipment	24	1,404
Deferred income tax expense	0	4,831
Impairment of goodwill	0	4,377
Provision for doubtful accounts	462	1,413
Provision for inventory	519	5,459
Changes in operating assets and liabilities:
Accounts receivable	6,463	(4,504)
Inventories	10,526	(9,839)
Prepaid expenses and other	(1,315)	170
Bank overdraft	0	634
Accounts payable	(8,506)	12,680
Accrued salaries and incentives	195	490
Accrued warranty	(278)	(1,860)
Income taxes payable (receivable)	10	1,962
Other accrued expenses	(3,300)	3,052

Net cash provided by (used in) operating activities	7,876	(5,527)
Cash flow from investing activities:
Purchases of property and equipment	(604)	(3,177)
Proceeds from sale of property and equipment	125	18
Increase in other assets	(322)	(1,855)

Net cash used in investing activities	(801)	(5,014)
Cash flow from financing activities:
Net proceeds from (payments on) notes payable and long-term debt	(7,044)	17,538
Payment of short term debt	0	(4,000)
Payments on capital lease obligations	0	(2,381)
Proceeds from employee stock purchase plan	70	0
Proceeds from exercise of stock options	0	60

Net cash (used in) provided by financing activities	(6,974)	11,217
Effect of exchange rate changes on cash	(101)	(1,151)

Net decrease in cash flow from continuing operations	—	(475)
Net decrease in cash flow from discontinued operations	—	(241)
Cash and cash equivalents at beginning of period	—	716

Cash and cash equivalents at end of period	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005
1. Basis of Presentation
Unaudited Interim Financial Information
     Rockford Corporation and subsidiaries (“Rockford”) has prepared its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, Rockford has made all adjustments necessary for a fair presentation.
     Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results you may expect for the year ending December 31, 2005. Certain reclassifications have been made to the September 30, 2004 interim financial statements in order to conform to the September 30, 2005 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2005.
Comprehensive Loss
     The components of comprehensive loss for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(418)	$(31,386)	$(1,329)	$(39,251)
Foreign currency translation adjustments	(13)	143	(101)	339

Total comprehensive loss	$(431)	$(31,243)	$(1,430)	$(38,912)

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

     The following table represents the effect on net loss and loss per share if Rockford had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net loss as reported	$(418)	$(31,386)	$(1,329)	$(39,251)
Proforma SFAS No. 123 expense	(50)	(76)	(174)	(240)

Proforma net loss	$(468)	$(31,462)	$(1,503)	$(39,491)

Proforma loss per common share:
Basic	$(0.05)	$(3.49)	$(0.16)	$(4.38)

Diluted	$(0.05)	$(3.49)	$(0.16)	$(4.38)

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.
2. Discontinued Operations
     SimpleDevices, Inc. Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics Inc. in October of 2004 for $7.8 million. At closing, Rockford received approximately $6.4 million which was used to pay down Rockford’s senior credit facility. The remaining proceeds of approximately $1.2 million, net of $0.2 million of fees, were placed into an escrow account that will be used to pay claims, if any, of Universal relating to the representations made in the Stock Purchase Agreement. No claims were made as of April 1, 2005, and one-third of the escrow amount was released to Rockford in April 2005. If there are no claims before October 1, 2006, the rest of the escrow amount will be released in October 2006. The amount held in escrow is recorded as a note receivable at September 30, 2005 and December 31, 2004. As a result of the October 2004 sale, Rockford has treated the SimpleDevices operations as discontinued operations for all periods presented.
     The following represents the results of operations for Simple Devices, Inc. for the three and nine months ended September 30, 2004 and are reported on Rockford’s statements of operations as results from discontinued operations:

	Three months	Nine months
	ended	ended
	September 30	September 30
	2004	2004
	(In thousands)
Revenues	$150	$322
Cost of sales	78	234
Operating expenses	850	1,459
Interest and other expense, net	39	39
Minority interest	(88)	(345)

Net loss	$(729)	$(1,065)

     MB Quart. Rockford placed its MB Quart GmbH subsidiary into receivership under German law in September of 2004. By instituting the receivership, Rockford relinquished any future benefit from the assets of this subsidiary. As a result, Rockford has treated the MB Quart GmbH operations as discontinued operations for all periods presented. Also, Rockford assigned its North American brand rights for MB Quart in September of 2005 and recorded a gain of approximately $0.8 million.

     The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)
Revenues	$—	$1,339	$—	$4,547
Cost of sales	—	806	—	2,840
Operating expenses	63	890	63	3,317
Interest and other expense, net	—	7	—	4
Income tax (benefit) expense	—	—	—	(6)

Net loss	$(63)	$(364)	$(63)	$(1,608)

     Rockford Home Group. In January 2005, Rockford engaged an investment banker to assess strategic alternatives, including a potential sale, of its Rockford Home Group which is primarily comprised of its NHT business. The Fosgate Audionics and Hafler businesses, along with NHT, made up the Rockford Home Group.
     On October 18, 2005, Rockford sold the assets and liabilities of NHT for a cash purchase price of $2.4 million. As of September 30, 2005, the assets and liabilities of the Rockford Home Group, including NHT, were recorded as assets and liabilities of discontinued operations and Rockford recorded a net loss on the sale of approximately $0.9 million, net of fees, which is included in loss from disposal of discontinued operations. At the closing, Rockford received approximately $2.2 million and the remaining proceeds of approximately $0.2 million were placed into an escrow account that will be used to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. If there are no claims, the escrow amount will be released to Rockford in October 2006. The amount held in escrow will be recorded as a note receivable at October 31, 2005. In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of September 30, 2005, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $490,000. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of September 30, 2005. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     The following represents the results of operation for Rockford’s Home Group for the three and nine months ended September 30, 2005 and 2004 and are reported on Rockford’s statement of operations as results from discontinued operations:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)
Revenues	$1,496	$2,140	$5,153	$6,481
Cost of sales	887	1,122	3,113	4,136
Operating expenses	717	1,379	2,288	3,397
Interest and other expense (income), net	(2)	(6)	1	(2)

Net loss	$(106)	$(355)	$(249)	$(1,050)

3. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$5,774	$6,392
Work-in-progress	1,600	1,732
Finished goods	13,368	23,663

	$20,742	$31,787

4. Net Loss Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$687	$(24,262)	$(81)	$(29,852)
Loss from discontinuing operations	(1,105)	(7,124)	(1,248)	(9,399)

Net loss	$(418)	$(31,386)	$(1,329)	$(39,251)

Denominator:
Denominator for basic net loss per share Effect of dilutive securities:	9,264	9,026	9,243	9,022
Employee stock options	152	—	—	—
Warrants	—	—	—	—

Dilutive potential common shares	152	—	—	—

Denominator for diluted net income (loss) per share	9,416	9,026	9,243	9,022

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.07	$(2.69)	$(0.01)	$(3.31)

Diluted	$0.07	$(2.69)	$(0.01)	$(3.31)

Loss from discontinued operations
Basic	$(0.12)	$(0.79)	$(0.13)	$(1.04)

Diluted	$(0.12)	$(0.79)	$(0.13)	$(1.04)

Net loss
Basic	$(0.05)	$(3.48)	$(0.14)	$(4.35)

Diluted	$(0.04)	$(3.48)	$(0.14)	$(4.35)

     There were 425,051 and 101,831 employee stock options not included in the diluted loss per share calculation for the nine month period ended September 30, 2004 and 2005, respectively, as they were not dilutive. As of September 30, 2005 Rockford also has $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June, 2009 and Rockford has the right to force conversion of the notes before maturity under certain circumstances. The conversion price at September 30, 2005, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,711,497 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for September 30, 2005 and 2004, as they were not dilutive.

5. Notes Payable and Long-Term Debt
     Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004 and August 31, 2005. This credit facility, as amended, has a 4-year term and is reduced to a $25 million assed-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 300 basis points or Prime plus 100 basis points. The balance on the facility and interest rate were $10.6 million and 7.5% per annum, respectively, at September 30, 2005. At September 30, 2005, Rockford was in compliance with all applicable covenants.
     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $10.6 million and $15.5 million outstanding balance as at September 30, 2005 and December 31, 2004 respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
     Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of September 30, 2005 and December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,711,497 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders also have a second priority lien on certain Rockford assets. Due to the modification of the convertible notes and warrants, Rockford has remeasured the value of the warrants on November 12, 2004.
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
Overview
     Rockford believes the strategic realignment announced in September 2004, the investments made in new products, distribution channels and technologies during 2004 and 2005, and improvements it is implementing in its processes, have positioned Rockford for improved financial performance in 2005 and 2006. The strategic realignment has re-focused Rockford on its core mobile audio business and has resulted in the divestiture of its non-core businesses. On October 18, 2005, Rockford sold the assets and liabilities of it’s NHT home audio business. There were no outstanding liabilities at September 30, 2005 associated with Rockford’s strategic realignment.
     Rockford’s results in the first nine months of 2005 were substantially improved compared to the first nine months of 2004. The 2004 period included charges related to Rockford’s strategic realignment. The more modest new product introductions for 2005 were completed on schedule, production issues were not a significant factor in Rockford’s performance, and the reduced expense levels resulting from the realignments undertaken during the later part of 2004 all contributed to positive operating income and a reduction in net loss for the nine months ended September 30, from $(4.35) per share in 2004 to $(0.14) per share in 2005. Net sales for the first nine months of 2005 decreased compared to the first nine months of 2004 by $18.6 million, or 14.7% primarily due to lower sales of Rockford Fosgate branded products, including the substantial elimination of sales of Rockford’s lower margin source unit business, and elimination of most sales of the discontinued MB Quart branded products. These reductions were partially offset by increases in OEM sales.

     In September 2004, Rockford announced a strategic realignment which resulted in non-cash charges and write-offs totaling $26.5 million during the third quarter of 2004, including $5.7 million for the loss on the disposal of Rockford’s MB Quart GmbH subsidiary and $0.4 million in loss from the discontinued operations of that entity, $7.2 million to establish a valuation allowance against Rockford’s US deferred tax assets, $5.3 million for additional reserves on Omnifi and other inventory, $5.0 million for the write-off of goodwill and other miscellaneous adjustment totaling $2.0 million.
     Rockford continues to expect a shift in its sales mix into different distribution channels. In recent periods sales in the car audio aftermarket channels have been relatively flat or have had declines in sales while the OEM channels have seen growth in sales. Rockford does not see a reason to expect a change in these trends, although it is working to increase aftermarket sales and assuming a moderate decline in the overall car audio aftermarket believes that it should be able to stabilize these sales. The shift toward OEM sales has had and will continue to have some positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing out of sales seasonality. At the same time, the demands of the merchants continue to require greater working capital compared to the working capital required for smaller merchants.
Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.1	90.1	69.9	80.7

Gross profit	30.9	9.9	30.1	19.3
Operating expenses:
Sales and marketing	16.6	18.7	15.9	17.4
General and administrative	10.5	27.8	10.8	15.5
Research and development	2.7	3.0	2.3	4.4

Total operating expenses	29.8	49.5	29.0	37.3

Operating income (loss)	1.1	(39.6)	1.1	(18.0)
Interest and other (income) expense, net	(1.1)	3.9	1.2	2.6

Income (loss) from continuing operations before income tax	2.2	43.5	(0.1)	(20.6)
Income tax expense (benefit)	0.1	18.3	—	3.1

Income (loss) from continuing operations	2.3	(61.8)	(0.1)	(23.7)
Discontinued operations:
Loss from disposal of discontinued operations	(3.1)	(14.5)	(0.8)	(4.5)
Loss from discontinued operations	(0.6)	(3.7)	(0.3)	(2.9)

Total loss from discontinued operations	(3.7)	(18.2)	(1.1)	(7.4)

Net loss	(1.4)%	(80.0)%	(1.2)%	(31.1)%

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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Region: (1)
United States	$24,670	$32,001	$89,170	$106,934
Other Americas	2,301	3,509	7,747	7,831
Europe	2,095	2,403	7,353	7,956
Asia	1,147	1,299	3,476	3,626

Total sales	$30,213	$39,212	$107,746	$126,347

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.
In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net Sales. Net sales decreased by $ 9.0 million, or 23.0%, to $30.2 million for the three months ended September 30, 2005, from $39.2 million for the three months ended September 30, 2004. The decrease in sales was primarily attributable to lower sales of the Rockford Fosgate branded product line. These lower sales were partially offset by increases in OEM sales and by lower sales discounts. Net sales for the three months ended September 30, 2004 were positively impacted by initial shipments of the new Rockford Fosgate line of products that were delayed in the first half of 2004 and for which third quarter sales included some catch-up sales resulting from sales lost during the first half of 2004.
     U.S. sales decreased by $7.3 million, or 22.9%, to $24.7 million for the three months ended September 30, 2005, from $32.0 million for the three months ended September 30, 2004. International sales decreased by $1.7 million, or 23.1%, to $5.5 million for the three months ended September 30, 2005, from $7.2 million for the three months ended September 30, 2004. The decrease in international sales was primarily due to lower sales of the Rockford Fosgate and Lighting Audio product lines.
     Gross Profit. Gross Profit increased by $5.4 million, or 140.1%, to $9.3 million for the three months ended September 30, 2005, from $3.9 million for the three months ended September 30, 2004. As a percent of sales, gross profit increased to 30.9% for the three months ended September 30, 2005, from 9.9% for the three months ended September 30, 2004. This increase as a percent of sales was primarily due to inventory reserves for obsolescence recorded in the third quarter of 2004 and costs incurred in 2004 associated with the production delays, manufacturing and engineering costs, and premium freight to expedite production of the new 2004 products whose introduction was delayed in 2004.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $2.3 million, or 31.6%, to $5.0 million for the three months ended September 30, 2005 from $7.3 million for the three months ended September 30, 2004. As a percent of sales, sales and marketing expenses decreased to 16.6% for the three months ended September 30, 2005 from 18.7% for 2004. The decrease in expenses was primarily due to lower sales commissions, outbound freight and promotional activities.

     General and Administrative Expenses. General and administrative expenses decreased by $7.7 million or 70.8%, to $3.2 million for the three months ended September 30, 2005 from $10.9 million for the three months ended September 30, 2004. As a percent of sales, general and administrative expenses decreased to 10.5% for the three months ended September 30, 2005 from 27.8% for the three months ended September 30, 2004. The decrease in general and administrative expenses is primarily due to the impairment of goodwill of $5.0 million recorded in 2004 and to lower personnel related expenses, facilities costs, bad debt expense and professional fees.
     Research and Development Expenses. Research and development expenses decreased by $0.4 million, or 32.2% to $0.8 million for the three months ended September 30, 2005, from $1.2 million for the three months ended September 30, 2004. As a percent of sales, these expenses decreased to 2.7% for the three months ended September 30, 2005, from 3.0% for the three months ended September 30, 2004. The decrease is primarily due to lower personnel related expenses and to costs incurred in the third quarter of 2004 related to the delayed new product launch that were not repeated in 2005.
     Operating Income (Loss). Operating income (loss) improved by $15.8 million, or 102.2%, to a $0.3 million operating income for the three months ended September 30, 2005 from a $15.5 million loss for the three months ended September 30, 2004. As a percent of sales, operating income (loss) improved to a 1.1% operating income for the three months ended September 30, 2005, from a 39.6% operating loss for the three months ended September 30, 2004. This improvement in operating income is the result of the increase in gross profit and lower operating expenses described above.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, primarily consists of interest expense, currency gains and losses and gain from sale of an intangible asset. Interest and other (income) expense, net, improved by $1.9 million, or 121.7%, to $0.3 million of income for the three months ended September 30, 2005 from $1.5 million of expense for the three months ended September 30, 2004. The improvement is primarily attributable to the gain recognized from the sale of Rockford’s rights to the MB Quart brand for North America in 2005 and to the write-off of internally developed software in 2004. These items were partially offset by higher interest expense in 2005 due to higher interest rates.
     Income Tax (Benefit) Expense. Income tax (benefit) expense increased by $7.2 million, or 100.2%, to a $15,000 benefit for the three months ended September 30, 2005, from a $7.2 million expense for the three months ended September 30, 2004. The effective income tax rates were a benefit of 2.2% for the three months ended September 30, 2005, and an expense of 42.2% for the three months ended September 30, 2004. The change in rate was primarily a result of not recording any tax benefit on losses in the third quarter of 2005.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Net Sales. Net sales decreased by $18.6 million, or 14.7%, to $107.7 million for the nine months ended September 30, 2005, from $126.3 million for the nine months ended September 30, 2004. The decrease in sales was primarily attributable to lower sales of Rockford Fosgate brand products partially offset by increases in OEM sales and lower sales discounts. Net sales for the nine months ended September 30, 2004 were positively impacted by initial shipments of the new Rockford Fosgate line of products that were delayed in the first quarter of 2004 and for which second and third quarter sales included some catch-up sales resulting from sales lost during the first quarter of 2004.
     U.S. sales decreased by $17.8 million, or 16.6%, to $89.2 million for the nine months ended September 30, 2005, from $106.9 million for the nine months ended September 30, 2004. International sales decreased by $0.8 million, or 4.3%, to $18.6 million for the nine months ended September 30, 2005, from $19.4 million for the nine months ended September 30, 2004. The decrease in international sales was primarily due to lower sales of the Lighting Audio and Rockford Fosgate product lines.
     Gross Profit. Gross Profit increased by $8.0 million, or 32.6%, to $32.4 million for the nine months ended September 30, 2005, from $24.4 million for the nine months ended September 30, 2004. As a percent of sales, gross profit increased to 30.1% for the nine months ended September 30, 2005, from 19.3% for the nine months ended September 30, 2004. This increase was primarily due to inventory reserves for obsolescence recorded in 2004 and to costs incurred in 2004 associated with the production delays, manufacturing and engineering costs, and premium freight to expedite production of the new 2004 products whose introduction was delayed in 2004.

     Sales and Marketing Expenses. Sales and marketing expenses decreased by $4.9 million, or 22.1%, to $17.2 million for the nine months ended September 30, 2005 from $22.0 million for the nine months ended September 30, 2004. As a percent of sales, sales and marketing expenses decreased to 15.9% for the nine months ended September 30, 2005 from 17.4% for 2004. The decrease was primarily due to lower sales commissions, outbound freight, sales and marketing personnel related expenses and reduced promotional activities.
     General and Administrative Expenses. General and administrative expenses decreased by $7.9 million or 40.7%, to $11.6 million for the nine months ended September 30, 2005 from $19.5 million for the nine months ended September 30, 2004. As a percent of sales, general and administrative expenses decreased to 10.8% for the nine months ended September 30, 2005 from 15.5% for the nine months ended September 30, 2004. The decrease in general and administrative expenses is primarily due to the impairment of goodwill of $5.0 million recorded in 2004 and to lower personnel related expenses, facilities costs, bad debt expenses and professional fees.
     Research and Development Expenses. Research and development expenses decreased by $3.2 million, or 56.8% to $2.4 million for the nine months ended September 30, 2005, from $5.6 million for the nine months ended September 30, 2004. As a percent of sales, these expenses decreased to 2.3% for the nine months ended September 30, 2005, from 4.4% for the nine months ended September 30, 2004. The decrease is primarily due to lower personnel related expenses and to costs incurred in the first nine months of 2004 related to the delayed new product launch that were not repeated in 2005.
     Operating Income (Loss). Operating income (loss) improved by $24.0 million, or 105.3%, to a $1.2 million operating income for the nine months ended September 30, 2005 from a $22.8 million loss for the nine months ended September 30, 2004. As a percent of sales, operating income (loss) improved to a 1.1% operating income for the nine months ended September 30, 2005, from an 18.0% operating loss for the nine months ended September 30, 2004. This improvement in operating income is the result of the increase in gross profit and lower operating expenses described above.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, primarily consists of interest expense, currency gains and losses and gains from the sale of intangible assets. Interest and other (income) expense, net, improved by $2.0 million, or 60.5%, to $1.3 million for the nine months ended September 30, 2005 from $3.2 million for the nine months ended September 30, 2004. The improvement is primarily attributable to the gain recognized from the sale of Rockford’s rights to the MB Quart brand for North America in 2005 and to the write-off of internally developed software in 2004. These items were partially offset by higher interest expense in 2005 due to higher interest rates and higher foreign currency expense in 2005.
     Income Tax (Benefit) Expense. Income tax (benefit) expense decreased by $3.8 million, or 99.9%, to a $4,000 expense for the nine months ended September 30, 2005, from a $3.8 million expense for the nine months ended September 30, 2004. The effective income tax rates were an expense of 5.2% for the nine months ended September 30, 2005, and an expense of 14.8% for the nine months ended September 30, 2004. The change in rate was primarily a result of not recording any tax benefit on losses in the first nine months of 2005.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, if any, proceeds from its private placement of convertible notes, and bank borrowings. Rockford’s cash flow from operations was $7.9 million for the nine months ended September 30, 2005 compared to $5.5 million of cash flow used in operations for the nine months ended September 30, 2004. The reductions in accounts receivables and inventory were the primary source of cash for Rockford during the first nine months of 2005. The reductions in accounts payable accounts and other accrued expenses were the primary use of cash during the first nine months of 2005.
     Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western), as Agent, and Wachovia Bank, National Association, as Arranger, on March 29, 2004 and as amended on June 10, 2004, December 30, 2004 and August 31, 2005 to a 4-year $25 million asset-based credit facility. This credit facility is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 300 basis points or Prime plus 100 basis points. Rockford’s balance on the Wachovia Capital facility was $10.6 million as of September 30, 2005.

     Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of September 30, 2005 and December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,711,497 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders have a second priority lien on certain Rockford assets. Due to the modification of the convertible notes and warrants, Rockford has remeasured the value of the warrants on November 12, 2004.
     Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2005 and 2006 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford anticipates that its operations will significantly improve compared to its operations during 2004, so that its cash requirements in 2005 and 2006 will be less than its cash requirements in 2004. These expectations were correct during the first nine months of 2005. Rockford did not budget for proceeds from non-core asset sales resulting from its strategic realignment, so that such proceeds have supplemented Rockford’s cash resources. The sale of the NHT business and MB Quart North American brand rights complete the anticipated sale of non-core assets and Rockford does not expect additional sales to supplement its cash resources.
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
     Rockford had working capital of $26.4 million at September 30, 2005, compared to $25.3 million at December 31, 2004. The significant components of working capital at September 30, 2005 include:
•	Rockford had no cash and cash equivalents at September 30, 2005 and December 31, 2004. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $24.7 million at September 30, 2005 compared to $31.7 million at December 31, 2004. The decrease in accounts receivable balances is primarily due to lower sales, more favorable terms and improved collection activities.

•	Rockford’s inventory position decreased from $31.8 million at the end of 2004 to $20.7 million at September 30, 2005. This inventory decrease was primarily due to improved inventory turns and the reduction of excess and obsolete inventory previously reserved for.

•	Accounts payable decreased $8.5 million, from $14.9 million at December 31, 2004 to $6.4 million at September 30, 2005. This decrease was primarily due to reestablishing normalized vendor payment terms compared to the extended vendor payment terms experienced at December 31, 2004.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $10.6 million and $15.5 million outstanding balance as at September 30, 2005 and December 31, 2004, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.

     Investing activities used cash of $0.8 million for the nine months ended September 30, 2005 versus a use of $5.0 million cash for the nine months ended September 30, 2004. This reduction in spending is primarily due to higher capital expenditures in the first nine months of 2004 due to the launch of the new Rockford Fosgate product line that were not repeated in 2005. Capital expenditures, the primary use of cash from investing activities, were $0.6 million for the nine months ended September 30, 2005 versus $3.2 million for the nine months ended September 30, 2004. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its divestiture of non-core businesses and elimination of the capital spending required for those businesses. As of September 30, 2005, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE’s) transactions.
Contractual Obligations as of September 30, 2005
Rockford had certain cash obligations at September 30, 2005 due as follows (dollars in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Current portion of long-term debt	$13,158	$1,365	$11,793	—	—
Long-term notes payable	$14,611	$563	$14,048	$—	—
Operating Leases	$6,136	$2,272	$3,108	$756	—
There have not been material changes in Rockford’s Operating Leases since December 31, 2004.
     Rockford did not have any material outstanding noncancelable purchase obligations at September 30, 2005. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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

     Intangible Assets. On January 1, 2002, Rockford adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. As at September 30, 2005, Rockford has written off all remaining goodwill because of its impairment as outlined in the notes to Rockford’s financial statements for the year ended December 31, 2004.
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
     Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2005 and 2006, if Rockford is not able to secure concessions from its suppliers. Rockford sources a significant portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by the recent change in China’s exchange rate policy and by changes in the exchange rate between the dollar and China’s currency.
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
     The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. Historically, Rockford’s exposure to currency exchange rate fluctuations were modest because it sold its products primarily in U.S. dollars and held only a small percentage of its assets outside the U.S. However, Rockford conducts a portion of its business in foreign currencies including currencies in Canada and Europe.
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
     At September 30, 2005, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
Item 4. Controls and Procedures
  Evaluation of Disclosure Controls and Procedures
     Rockford’s principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Rockford’s disclosure controls and procedures during the last 30 days in order to comply with the SEC’s requirements for certification of this Form 10-Q. Rockford is a non-accelerated filer and, accordingly, it is required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-K for its fiscal year ending December 31, 2007.
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
     Even before the discussion of the material weakness, Rockford was actively seeking to hire appropriate replacement personnel who could restore the required expertise lost as a result of turnover in 2004 and 2005. In 2005, Rockford has added financial resources and expertise, both through internal hiring and using outside consultants, that will provide hands-on oversight of monthly financial closing, data analysis, and account reconciliation. Management and the audit committee are committed to addressing and resolving the weaknesses fully and believe that additional financial resources and expertise will correct the material weakness. Rockford believes that it has hired personnel who will be able to restore the required expertise and that these new personnel, and added oversight of its financial processes, have substantially mitigated this material weakness in connection with the preparation of Rockford’s first and second quarter financial statements. During the second and third quarter of 2005 the time required for the monthly financial closing process has returned to historical levels, so that Rockford believes that this weakness had been substantially mitigated by the end of those periods.
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

     For the first quarter of 2004, and going forward, Rockford implemented additional reconciliation procedures to assure that the accounts payable reported on the general ledger reconcile to the information contained in the Oracle accounts payable module for the end of each period reported. As at March 31, 2004, the balance sheet reflected an increase in accounts payable of $4.7 million, an increase in inventory in-transit of $3.7 million, and an increase in other assets or offsets to other accrual accounts of $0.5 million as a result of this reconciliation. The after-tax impact on operating results for the quarter was $0.3 million, or $0.03 per share. Rockford believes each of these items reflects a one-time adjustment and that going forward the reconciliation process will not have a material impact on results of operations.
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
     Rockford has secured a final judgment in early 2005 in the amount of approximately $1.5 million against its former Panamanian distributor in the action described in the Annual Report, and the time for appeal has expired. Rockford is now in the process of seeking to collect on the judgment. Because the former distributor’s assets are primarily in Panama, Rockford is not certain what amount it is likely to recover, if any, based on the judgment and therefore has not recognized a gain related to this matter.
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at April 15, 2005, Rockford was not a party to any legal proceedings that it believes are material, other than the effect of the expenses associated with the lawsuits described in the Annual Report.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.66	Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).

10.67	Asset Purchase Agreement between Rockford Corporation and NHT, Inc., effective as of October 18, 2005 and relating to the sale of the assets of Rockford’s NHT business.

10.68	Amendment to the Agreement dated March 11, 2005, among Rockford, Rockford’s European subsidiary Rockford Europe Vertriebs GmbH, and Tobias Wahl as insolvency trustee for MB Quart GmbH.

10.69	Assignment between Rockford and Maxxsonics Europe GmbH relating to the assignment of the MB Quart brand rights in North America to Maxxsonics.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors That May Affect Rockford’s Operating Results,Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on April 15, 2005, with our Annual Report on Form 10-K for the year ended December 31, 2004.
(b) During the period from July 1, 2005, through September 30, 2005, Rockford filed the following reports on Form 8-K.
•	July 29, 2005 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the 2nd Quarter, ended June 30, 2005. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	August 31, 2005 report disclosing on Item 9 that Rockford had issued a news release regarding its closing of an amendment to its asset-based credit facility. This report furnished a copy of the press release under Item 9 of Form 8-K.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: November 9, 2005	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.66	Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).

10.67	Asset Purchase Agreement between Rockford Corporation and NHT, Inc., effective as of October 18, 2005 and relating to the sale of the assets of Rockford’s NHT business.

10.68	Amendment to the Agreement dated March 11, 2005, among Rockford, Rockford’s European subsidiary Rockford Europe Vertriebs GmbH, and Tobias Wahl as insolvency trustee for MB Quart GmbH.

10.69	Assignment between Rockford and Maxxsonics Europe GmbH relating to the assignment of the MB Quart brand rights in North America to Maxxsonics.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors That May Affect Rockford’s Operating Results,Business Prospects and Stock Price+++

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on April 15, 2005, with our Annual Report on Form 10-K for the year ended December 31, 2004.