Form 10-K
period 2005-12-31
ROCKFORD CORP
filed 2006-03-31
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commission File Number 000-30138

ROCKFORD CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Arizona (State or Other Jurisdiction of Incorporation or Organization)	86-0394353 (IRS Employer Identification No.)
600 South Rockford Drive
Tempe, Arizona 85281
(480) 967-3565
(Address and Telephone Number of Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock ($.01 Par Value)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filler ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant was $22,029,500 computed by reference to the price at which registrant’s common stock last sold as of June 30, 2005. There were 9,385,970 shares of Common Stock issued and outstanding as of March 13, 2006.
      Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be held on May 10, 2006, are incorporated by reference into Part III of this Form 10-K.

ROCKFORD CORPORATION
FORM 10-K
DECEMBER 31, 2005
      The market value of Rockford’s voting stock held by non-affiliates shown on the cover page is based on:

•	Rockford’s estimate of the number of shares held by non-affiliates as of March 13, 2006; and

•	$3.70 per share, the price at which Rockford’s shares were last sold as of June 30, 2005, as reported by The NASDAQ Stock Market. June 30, 2005, is the last business day of Rockford’s most recently completed second fiscal quarter.
      Rockford’s calculation of the number of shares held by affiliates is a good faith estimate for this Annual Report. Shares held by affiliates include all shares beneficially owned by Rockford’s executive officers and directors. They also include shares held by any shareholder who beneficially owned more than 10% of Rockford’s shares, as disclosed in this report.

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
      When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report. The risk factors noted throughout this report, particularly in the discussion in Item 1A, and other risk factors that Rockford has not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I

Item 1.	Business
Rockford Business
      Rockford designs, manufactures and distributes high performance mobile audio systems. Rockford’s mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. Rockford’s products appeal to its consumers’ desire for distinctive products that provide powerful, high quality sound. Rockford markets its mobile audio products primarily under the Rockford Fosgate and Lightning Audio brand names, selling products that include digital and analog amplifiers, speakers, speaker enclosures and accessories. Early in 2006 Rockford introduced OEM products under the new Rockford Acoustic Design premium brand.
      In 2004, Rockford announced a strategic realignment that was designed to focus Rockford on its core mobile audio business. Rockford’s realignment lead to the divestiture of non-core businesses, including Rockford’s professional and home theater audio businesses. Until the divesture of the professional and home theater businesses in October 2005, Rockford sold its home theater products under the NHT and Fosgate Audionics brands and its professional audio products under the NHT and Hafler brands.
      Rockford has reached a tentative agreement to sell the assets of its Q-Logic enclosures line of products and expects a definitive agreement will be executed in March or April of 2006. Rockford adjusted the carrying value of the Q-Logic assets by recording an impairment charge to cost of goods sold of approximately $0.8 million as of December 2005.
Rockford’s Brands
      Rockford marketing and product development efforts are designed to enhance its brand images and generate increased loyalty among its consumers in each market segment and among the retailers who sell Rockford products. Rockford markets its products under the following primary brands:

•	Rockford Fosgate. Under the Rockford Fosgate brand, Rockford offers distinctive product lines that produce powerful, high quality sound. Rockford Fosgate mobile audio products are marketed under two primary product lines:

•	Punch Series — the line for the majority of Rockford’s amplifiers, subwoofers, speakers and enclosures;

•	Power Series — the line for Rockford’s higher performing amplifiers, subwoofers, and speakers; and

Rockford also sells Rockford Fosgate products, or licenses its brand and technology, to Nissan and Mitsubishi for installation as part of factory installed audio systems. Rockford also sells Rockford Fosgate products under the Connecting Punch brand, for a full line of mobile audio installation accessories;

•	Rockford Acoustic Design. Rockford recently introduced Rockford Acoustic Design as a new premium brand, primarily for OEM products. Mitsubishi will introduce a car later in 2006 with a Rockford Acoustic Design branded audio system; and

•	Lightning Audio. Rockford sells amplifiers, subwoofers, speakers, and accessories under the Lightning Audio brand. Lightning Audio products are generally more moderately priced than Rockford Fosgate products.
      Rockford also has marketed complementary products under the following secondary brands:

•	Q-Logic. Under the Q-Logic brand, Rockford develops and markets Q-Logic speaker enclosures, Q-Forms kick panels and Q-Customs enclosures. Each of these products is designed to hold mobile audio speakers, providing an effective and convenient method for installing improved speakers in cars, trucks and SUVs; and

•	InstallEdge.com. Rockford uses the InstallEdge.com business-to business brand to offer installation-shop supplies to mobile audio installation shops, custom home audio installers and marine outfitters.
Strategy for Rockford’s Brands
      Rockford’s goal is to design, produce and distribute some of the best engineered and most recognized and respected brands of high performance mobile audio products in the world. Rockford’s strategy is intended to enhance and reinforce Rockford’s global brand images among consumers and retailers. Key elements of Rockford’s strategy are to:

•	Continue to introduce new and technologically innovative mobile audio products that embody distinctive Rockford sound qualities;

•	Expand Rockford’s mobile audio OEM business; and

•	Broaden Rockford’s distribution by entering new distribution channels and increasing penetration of Rockford’s existing distribution channels both in the U.S. and internationally.
As a result of Rockford’s brands and strategy, Rockford believes it can grow its business and become a more significant participant in the worldwide mobile audio market.
Rockford Products

Percent of Sales by Product Class
      Rockford sales since 2003 were divided among Rockford’s principal product classes as shown in the following table:

	Year Ended December 31,

	2003	2004	2005

Product Class:
Amplifiers	41.1%	39.3%	43.8%
Speakers	37.3	39.4	35.4
Accessories	12.1	10.7	10.7
Others(1)	9.5	10.6	10.1

Total	100.0%	100.0%	100.0%

(1)	Includes source units, enclosures, signal processors, digital media products, and other products. No single product class in this group accounted for more than 10% of Rockford’s sales in any of these years.
      Financial information about geographic segments may be found at Note 13 of the Notes to Consolidated Financial Statements of this Form 10-K.

Aftermarket Mobile Audio
      Rockford offers high performance aftermarket mobile audio products consisting of the following primary types of products:

•	Amplifiers. Power amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Power amplifiers are essential for a high performance mobile audio system, particularly for consumers who desire strong bass performance;

•	Speakers. Speakers accept a signal from a source unit or amplifier and translate it into sound. There are two categories of speakers: those eight inches or greater in diameter are considered subwoofers and are designed to play lower (bass) frequencies; and those less than eight inches in diameter are considered speakers and are designed for higher frequencies. Aftermarket speakers and subwoofers provide dramatically improved sound quality compared to most factory installed mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

•	Accessories. Accessories are the additional items required to install and use mobile audio products. Accessories include amplifier wiring kits, fuses, circuit breakers, interconnect cables, speaker cables, stiffening capacitors, battery clamps, connectors and adaptors, and carpet/fabric/surface applications that make Rockford’s products compatible with factory-installed components and improve the performance of a mobile audio system; and

•	Enclosures. Enclosures are used to enhance the bass sound of subwoofers and to position higher frequency speakers in locations that produce better sound. Enclosures include boxes for subwoofers and replacement kick panels for improved speaker placement.

      Under the Rockford Fosgate brand Rockford currently offers the following products:

Amplifiers:	• Power amplifiers under the Punch Series and Power Series lines, with rated power from 200 to 4,000 watts, and minimum advertised prices from $200 to $2,500. Rockford’s amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system. In this category, at the 2006 CES, Rockford introduced a Hybrid Technology 15,000-watt amplifier, the limited edition HT15kW, at a minimum advertised price of $20,000, and the new 3Sixty Interactive Signal Processors in two models at minimum advertised prices of $399 and $699;

Speakers:	• Speakers and subwoofers under Rockford’s Punch Series and Power Series lines, with minimum advertised prices from $60 to $1,800; and

Accessories:	• Accessories under Rockford’s Connecting Punch line, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors.

Enclosures:	• Enclosures are used to enhance the bass sound of subwoofers and to position higher frequency speakers in locations that produce better sound.
      Under the Lightning Audio brand Rockford currently offers the following products:

Amplifiers:	• Power amplifier models with rated power from 60 to 2,000 watts and minimum advertised prices from $100 to $1,000;

Speakers:	• Speakers and subwoofers with minimum advertised prices from $30 to $600; and

Accessories:	• Accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits.
      Early in 2006, Rockford introduced the new Rockford Acoustic Design brand and plans to offer premium audio systems under this brand, primarily for OEM applications.
      Under the Q-Logic brand Rockford offered speaker enclosure models in the Q-Enclosure line, vehicle specific enclosures available in factory matching colors in the Q-Customs line and custom speaker mounting kick panels, including different panels available in factory matching colors, in the Q-Forms line. These models have suggested retail prices from $30 to $320.
      Under Rockford’s InstallEdge.com brand Rockford sells various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses.

OEM Products
      Nissan North America offers Rockford Fosgate branded OEM systems in five Nissan vehicles for model year 2006. Rockford provides amplifiers, enclosures and certain speakers in these vehicles as well as branding the radio/ CD player under the Rockford Fosgate brand.
      Mitsubishi Motors offers Rockford Fosgate and Rockford Acoustic Design branded OEM systems in three vehicles for the 2006 and 2007 model years.

New Products
      Rockford introduces new products and enhances its existing products on a regular basis. During 2006, Rockford has introduced two models of 3Sixty Integrated Signal Processors, interactive signal processors that dramatically simplify and improve the integration of aftermarket car audio amplifiers and speakers into virtually any OEM audio system. These products reduce the difficulty involved in improving the sound of OEM systems that are integrated with navigation, climate control, and other vehicle systems. Rockford has also introduced in 2006 the Rockford Fosgate T15kW amplifier, a 15,000 watt amplifier that uses Rockford’s patent pending Hybrid technology.
Engineering And Product Development
      Engineering and product development is a primary focus of Rockford’s business because of the demand by Rockford’s core consumers for leading-edge products. Rockford focuses its engineering and development efforts primarily on enhancing current products and developing new products. Expenditures for engineering and development were approximately $7.1 million, $6.6 million and $3.3 million in 2003, 2004 and 2005, respectively.
      As at December 31, 2005, Rockford’s engineering and development staff consisted of approximately 27 engineers, including engineers in research, development, and in sustaining groups, as well as other support staff, dedicated to the development of Rockford’s current products and of Rockford’s technology platform for future products.
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
      Rockford’s corporate web site, located at www.rockfordcorp.com, and its brand sites such as www.rockfordfosgate.com, www.lightningaudio.com, www.installedge.com, www.qlogic.ws, and www.rockfordacousticdesign.com offer consumers and retailers reliable and comprehensive information about its product offerings and consumer services.

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
      International Distribution. Rockford currently sells its mobile audio products in approximately 70 countries outside the U.S. using independent distributors and sales representatives. At the end of 2005, distributors served approximately 67 of these countries, with independent sales representatives serving 3 higher volume countries (primarily in Europe, plus Canada).
      In a limited number of countries, Rockford has sold its Rockford Fosgate and Lightning Audio products through independent sales representatives. Independent sales representatives do not purchase products from Rockford, but instead sell products on Rockford’s behalf. Rockford remains responsible for inventory until an independent retailer purchases it. Rockford is responsible for collecting accounts receivable from retailers and Rockford retains responsibility for warranty service.
      In most foreign countries, Rockford uses independent distributors who purchase products from Rockford and resell them to retailers in their designated territories. They assume inventory risk and take responsibility for warranty service in their territory.
      Because of the fixed costs involved in direct international sales, Rockford plans to transition its international sales to independent distributors in 2006, except sales in Canada. Rockford anticipates that this transition will reduce the fixed costs associated with international sales.
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
Manufacturing
      Rockford currently manufactures certain amplifiers and various accessories at Rockford’s facilities in Tempe, Arizona, subwoofers at Rockford’s facility in Grand Rapids, Michigan and speaker enclosure and kick panel products at Rockford’s facility in Stillwater, Oklahoma. Rockford has reached a tentative agreement to sell the assets of its Q-Logic enclosure line of products which would include the manufacturing operations at its Stillwater Oklahoma facility.
      Rockford plans to outsource more production of its amplifiers, subwoofers and component parts to third party manufacturers in Asia during 2006. Rockford provides specifications and cosmetic renderings for outsourced products and the manufacturer develops and manufactures the product. Rockford generally owns all of the tooling and the manufacturer is obligated not to sell these products to anyone other than Rockford. Rockford believes as it moves production of its products to third party manufacturers, it will reduce overall product costs; however, it will take time and involve significant operational risks. In 2005, Rockford purchased approximately $8.3 million and $7.9 million of finished product from its two largest finished goods suppliers, Edge International and Audio Art International Ltd. These Asian-based manufacturers supplied some of Rockford’s speakers and amplifiers.
      Most of Rockford’s products use standard parts and components that can be purchased from multiple sources. In many instances, however, Rockford sources components or products from one or a small number of suppliers to leverage dollars and volumes. Rockford relied on one component supplier, Avnet, for approximately $7.1 million of Rockford’s component purchases during 2005. Rockford believes alternative sources are available for substantially all of Rockford’s inventory requirements, although changes in suppliers would take time and involve transitional costs.
      Rockford believes that its sources and supplies of finished goods, components and other raw materials are adequate for its needs. Rockford has not experienced a significant inability to obtain necessary finished goods, components or other raw materials.
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

• Rockford Fosgate®	• InstallEdge.com®
• Rockford’s “Diamond R” logo®
• The Punch®	• Lightning Audio®
• Type RF®	• Strike®
• Rockford Acoustic Designtm	• Storm®
• 3Sixtyotm	• Bolt®
• Dead Skin®
• Audio Innovationstm
• Q-Logic®
Significant Customers and Seasonality
      Best Buy is a significant customer. Rockford products are currently sold in each of its more than 900 stores in North America. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. Best Buy accounted for 27.3%, 27.7% and 23.4% of Rockford’s sales for 2003, 2004 and 2005, respectively. Rockford anticipates that Best Buy will continue to account for a significant portion of its sales for the foreseeable future.
      Nissan is also a significant customer, representing 13.7% of sales during 2005. Rockford anticipates that Nissan will continue to be significant customer for the foreseeable future.
      These significant customers generally help to smooth out Rockford’s normal sales seasonality. For Rockford’s specialty and audio-video dealers, the peak-selling season is in the spring and summer and the slowest season is typically in the fourth quarter. Rockford believes that it experiences this seasonality because its core 16-24 year old consumers tend to buy mobile audio products during the spring and summer when they are on semester breaks and when generally more favorable weather facilitates installation of its products. Best Buy sales, while strong in May and June, are not as dependent upon Rockford’s core consumers and are also strong in the fourth quarter due to seasonal retail sales.
      Neither Best Buy nor Nissan is obligated to long-term purchases of Rockford’s products and each has considerable discretion to reduce, change or terminate purchases of Rockford’s products. The loss of Best Buy or Nissan as a customer or significant reductions in their purchases of Rockford’s products would materially reduce Rockford’s sales.
Product Support
      To maintain and enhance its relationships with retailers, Rockford provides numerous support services, including product and installation training, sales training and technical and customer service support. Rockford’s web site provides comprehensive information for dealers and distributors, including product schematics, ad layouts and logos.
      Rockford products carry standard warranties to purchasers who buy Rockford products from authorized dealers. The warranties cover defects in material and workmanship under which Rockford will either repair or replace a product that fails to satisfy these warranties. Rockford also offers repair services for products that are no longer covered under the original warranty. For Rockford’s U.S. customers, it has in-house customer service, repair and technical support personnel who provide general company information, installation support, troubleshooting and system design assistance. Rockford also provides a factory direct repair program that repairs and ships product rapidly, reducing retailer and consumer inconvenience if its products fail to perform properly.
      For Rockford’s international customers, it provides warranty and customer service to consumers in the countries where it sells direct to retailers. At the end of 2005, these countries included Canada, Germany,

Austria, and Italy. In other countries, Rockford’s distributors provide customer service and warranty support. Rockford expects to transition its German, Austrian, and Italian sales to distributors during 2006 and expects that its new distributors will assume warranty service obligations in these territories.
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
Employees
      At December 31, 2005, Rockford had approximately 415 full-time employees including 16 employees working outside of the U.S. in various functions. This was a reduction of 105 full-time employees compared to December 31, 2004. In addition, Rockford generally uses temporary personnel as needed. Rockford has never had a work stoppage and none of its employees are unionized. Rockford believes its employee relations are good.
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
Item 1A.     Risk Factors
RISK FACTORS THAT MAY AFFECT ROCKFORD’S OPERATING RESULTS, BUSINESS PROSPECTS AND STOCK PRICE
      Before you buy or sell Rockford stock, you should be aware that there are risks, including those described below and others Rockford has not anticipated or discussed. You should consider carefully these and other risk factors, together with all of the other information included in Rockford’s filings with the SEC and Rockford’s periodic press releases, before you decide to buy or sell shares of Rockford’s common stock.
      As you consider these risk factors, Rockford also calls your attention to Rockford’s statements about Forward Looking Statements and Risk Factors before Part I of this Annual Report.

Rockford’s products may not satisfy shifting consumer demand or compete successfully with competitors’ products.
      Rockford’s business is based primarily on the demand for mobile audio products. Rockford’s business is also based on its ability to introduce distinctive new products that anticipate changing consumer demands and capitalize upon emerging technologies. If Rockford fails to introduce new products, misinterprets consumer preferences or fails to respond to changes in the marketplace, consumer demand for its products could decrease and its brands’ image could suffer. In addition, Rockford’s competitors may introduce superior designs or business strategies, undermining Rockford’s distinctive image and its products’ desirability. If any of these events occur, they could cause Rockford’s sales to decline.

Rockford may lose market share and its brand image may erode as Rockford changes distribution channels for its mobile audio products.
      Rockford must successfully capitalize on new distribution strategies. Rockford has historically distributed Rockford’s products primarily through specialty dealers who sold only mobile audio products and through audio/video retailers. Rockford believes other distribution channels, including consumer electronics retailers, such as Best Buy, and mass merchandisers, such as Wal-Mart, have captured significant market share in recent years. Rockford is seeking to increase distribution of Rockford’s products through these growing distribution channels, particularly by expanding sales of its lower priced Lightning Audio brand.
      Rockford also sells its products or licenses its brand and technologies as standard or optional OEM systems on Nissan and Mitsubishi vehicle models and is working to expand its OEM sales. Other mobile audio manufacturers have undertaken sales of “factory” mobile audio products and have lost some sales in the mobile audio aftermarket because specialty dealers reduced their sales of the brand when new car dealers offered it.
      These changes in distribution channels and strategies create significant risks that:

•	Rockford may alienate its specialty dealer base. Some specialty dealers or audio/video retailers may react to Rockford’s new strategies by reducing their purchases or even replacing Rockford’s products with competing product lines. Reduced specialty dealer or audio/video retailer loyalty could reduce Rockford’s market share because specialty dealers and audio/video retailers continue to hold a large share of the market and contribute substantially to Rockford’s brand image among its core consumers; and

•	Rockford’s brand image may erode. Selling in less-specialized distribution channels or through car dealers may erode Rockford’s brand image, which could decrease Rockford’s product prices and profit margins.
      Rockford’s inability to manage Rockford’s new distribution channels in a way that mitigates these risks may reduce its sales and profitability.

Rockford could suffer from internal control deficiencies that may result in a reduction in its stock price.
      Rockford concluded for its 2004 annual report that its disclosure controls and procedures were deficient and not able to ensure that the information required to be disclosed in its Annual Reports was accurate and was recorded, processed, summarized and reported within the requisite time periods. Deficiencies at the end of 2004 and early in 2005 resulted from substantial management and staff turnover, particularly in the general accounting and finance areas, during the fourth quarter of 2004 and first quarter of 2005, resulting in a loss of required operations and process knowledge. Although Rockford took corrective actions to eliminate these material weaknesses, it remains a small company and is dependent upon a small number of officers and staff. If it suffers additional turnover, or is otherwise unable to maintain its internal controls, Rockford may not be able to comply with its reporting obligations and its inability could reduce the market price of its stock.

Any decrease in demand for Rockford amplifiers or speakers could significantly decrease sales.
      A significant portion of Rockford’s future revenue depends upon sales of Rockford’s amplifier and speaker products. These two product lines collectively accounted for approximately 79.2% of Rockford’s sales in 2005, 78.7% of Rockford’s sales in 2004 and 78.4% of Rockford’s sales in 2003. The concentration of sales in these product lines is increasing because of Rockford’s elimination of non-core businesses and product lines. If sales of either of these two product types decline, results of operations could be adversely affected.

The loss of Best Buy or Nissan as a customer or significant reductions in their purchases of Rockford’s products would reduce sales.
      Best Buy and Nissan are significant customers, with Best Buy accounting for 27.3%, 27.7% and 23.4% of Rockford’s sales in 2003, 2004 and 2005, respectively and Nissan accounting for 13.7% of Rockford sales in 2005. Rockford anticipates that Best Buy and Nissan will continue to account for a significant portion of Rockford’s sales for the foreseeable future, but neither is obligated to any long-term purchases. Both have considerable discretion to reduce, change or terminate purchases of Rockford’s products. Rockford cannot be certain that it will retain Best Buy and Nissan as customers or maintain relationships as favorable as currently exist.

Rockford may lose market share if it is unable to compete successfully against current and future competitors.
      Competition could result in reduced margins on Rockford’s products and loss of market share. Rockford’s primary markets are very competitive, fragmented, rapidly changing and characterized by price competition and rapid product obsolescence. Rockford’s principal mobile audio competitors include Alpine, Boston Acoustics, Fujitsu Eclipse, Infinity, Jensen, JL Audio, Kenwood, Kicker, Monster Cable, MTX, Phoenix Gold, Pioneer, Sony and Stinger. Rockford also competes indirectly with automobile manufacturers who continue to improve the quality of original equipment sound systems and connect those systems to other electronic features in their vehicles, potentially reducing demand for aftermarket mobile audio products. They may also change the designs of their cars in ways that make installation of Rockford’s products more difficult or expensive.
      Some of Rockford’s competitors have greater financial, technical and other resources than Rockford does. Some may reduce prices on competing products. To remain competitive, Rockford believes that it must regularly introduce new products, add performance features to existing products and limit increases in prices or even reduce them. Rockford’s inability to do so in a timely manner could reduce sales and profitability.

If Rockford does not continue to develop, introduce and achieve market acceptance of new and enhanced products, sales may decrease.
      In order to increase sales in current markets and gain footholds in new markets, Rockford must maintain and improve existing products, while developing and introducing new products. Rockford’s new and enhanced products must respond to technological developments and changing consumer preferences.
      Rockford may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Rockford’s move to outsourced manufacturing of more of its products may also delay the development of new products because of the added complexity of product development for outsourced products. Furthermore, Rockford may not detect and correct defects in products before it ships them to customers. This may result in loss of sales or delays in market acceptance. Rockford incurred substantial costs and lost sales during 2004 because of delays in the development of its new line of Rockford Fosgate products.
      Even after Rockford introduces them, new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject the new products. As a result, these products may not achieve market acceptance. In addition, competitors’ new products and product enhancements may cause consumers to defer or forego purchases of Rockford’s products.

Seasonality of mobile audio sales causes Rockford’s quarterly sales to fluctuate and may affect the trading price of its stock.
      Rockford’s sales are generally greater during the first and second quarters of each calendar year and lower during the third and fourth quarters, with its lowest sales typically occurring during the fourth quarter. As a result, after the announcement of Rockford’s results of operations for the third and fourth quarters, Rockford’s stock price may be lower than at other times of the year. Rockford experiences this seasonality because consumers tend to buy mobile audio products during the spring and summer when students are on semester breaks and generally more favorable weather facilitates installation of Rockford’s products.

Rockford’s quarterly financial results may fluctuate significantly, making financial forecasting difficult and making Rockford’s stock price volatile.
      Rockford’s quarterly results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. In some quarters, operating results may fall below the expectations of public market analysts and investors. Rockford’s quarterly operating results are difficult to forecast for many reasons, some of which are outside of Rockford’s control, including:

•	The level of product, price and dealer competition;

•	Size and timing of product orders and shipments, particularly by customers such as Best Buy, Wal-Mart, Nissan and Mitsubishi;

•	Rockford’s ability to develop new products and product enhancements that respond to changes in technology and consumer preferences while controlling costs;

•	Weather conditions, which affect consumers’ willingness to install products;

•	Capacity and supply constraints or difficulties; and

•	Timing of Rockford’s marketing programs and those of its competitors.
      As a result, you should not rely on historical results as an indication of Rockford’s future performance. In addition, some of Rockford’s expenses are fixed and cannot be reduced in the short term. Accordingly, if sales do not meet expectations, the results of operations are likely to be negatively and disproportionately affected. In this event, Rockford’s stock price may fall dramatically.

A decline in discretionary spending likely would reduce Rockford’s sales.
      Because mobile audio sales are highly discretionary, a recession in the general economy or a general decline in consumer spending is likely to have a material adverse effect on Rockford’s sales.
      Aftermarket mobile audio sales have been soft over an extended period. Consumer spending is volatile and is affected by certain economic conditions, such as:

•	General business conditions;

•	Employment levels, especially among Rockford’s core consumers (who tend to be less experienced workers and are particularly subject to layoff if employment levels decline);

•	Consumer confidence in future economic conditions;

•	Energy prices; and

•	Interest and tax rates.
      The mobile audio market in the U.S. has suffered from a decline in overall sales since 2000, which has made it difficult for Rockford and for competitors to maintain sales. Although Rockford believes that the market has begun to stabilize, the market for mobile audio products is unpredictable and Rockford is not able to predict precisely when this difficult period will end.

If Rockford fails to execute its strategy successfully, its financial condition could be seriously harmed.
      Rockford’s financial performance has placed a significant strain on its resources and capacity. To manage Rockford’s business, Rockford must:

•	Retain and hire skilled, competent employees;

•	Improve coordination among Rockford’s technical, product development, manufacturing, sales and financial departments; and

•	Maintain Rockford’s financial, operational and managerial systems and controls.

Rockford relies upon debt financing for a substantial part of its working capital; defaults on its debt or the unavailability of additional financing could make it impossible to carry out Rockford’s business as currently structured.
      As at December 31, 2005, Rockford had $6.1 million in outstanding debt under its senior credit facility and $9.5 million of notes outstanding. Rockford is dependent on its senior credit facility and other financing given the working capital requirements of its business. If Rockford’s financial performance fails to improve, or if other developments make financing unavailable on an economic basis, Rockford might not be able to continue its operations as they are currently structured. A further restructuring would likely have a significant negative impact on operations, financial performance, and stock price.

If Rockford fails to manage its inventory effectively, Rockford could incur additional costs or lose sales.
      Rockford customers have many brands to choose from when they decide to order products. If Rockford cannot deliver products quickly and reliably, customers will order from a competitor. Rockford must stock enough inventory to fill orders promptly, which increases Rockford’s financing requirements and the risk of inventory obsolescence. Because competition has forced Rockford to shorten its product life cycles and more rapidly introduce new and enhanced products, while simultaneously sourcing more product overseas and carrying larger inventories, there is a significant risk that Rockford’s inventory could become obsolete.

Rockford’s international operations could be harmed by factors including political instability, currency exchange rates and changes in regulations that govern international transactions.
      The risks inherent in international trade may reduce Rockford’s international sales and harm Rockford’s business and the businesses of its distributors and suppliers. These risks include:

•	Changes in tariff regulations;

•	Political instability, war, terrorism and other political risks;

•	Foreign currency exchange rate fluctuations;

•	Establishing and maintaining relationships with local distributors and dealers;

•	Transitioning its direct sales to local distributors;

•	Lengthy shipping times and accounts receivable payment cycles;

•	Import and export licensing requirements;

•	Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	Greater difficulty in safeguarding intellectual property than in the U.S.; and

•	Difficulty in staffing and managing geographically dispersed operations.
      These and other risks may increase the relative price of Rockford’s products compared to those manufactured in other countries, reducing the demand for its products.

Loss of an international distributor may disrupt Rockford’s sales.
      International customers accounted for 17.0% of Rockford’s sales in 2005. For sales in most countries Rockford relies on distributors, each of whom is responsible for one or more countries, to purchase and resell Rockford’s products in their territories. When Rockford has disputes with a distributor, or changes its relationship with a distributor, it may disrupt the market for Rockford’s products in that country and reduce sales. If Rockford changes a relationship with a distributor, Rockford may repurchase that distributor’s inventory, which would also reduce Rockford’s sales.

Rockford may incur additional costs or reduced sales as it transitions from a direct distribution system to local distributors in its international markets
      Rockford is implementing a strategy of moving from a direct distribution system in its larger European markets by transitioning independent sales representatives to local distributors. If Rockford fails to manage the change well, increased costs and lower sales may cause Rockford to lose money because of the change.

Currency fluctuations may reduce the profitability of Rockford’s foreign sales.
      Rockford currently makes sales to Canadian and certain European dealers and distributors in their respective currencies. However, as part of the transition to local distributors, an increasing portion of Rockford’s international sales likely will be denominated in U.S. dollars. If Rockford is unsuccessful in its transition to distributors, Rockford’s exposure to gains and losses on foreign currency transactions will continue. Rockford does not trade in derivatives or other financial instruments to reduce currency risks. In some instances this will subject Rockford’s earnings to fluctuations because Rockford is not protected against substantial currency fluctuations.

If Rockford’s supply of finished goods or components are interrupted, it may be unable to deliver its products to its customers.
      Rockford is transitioning more and more of its products to outsourced manufacturing, generally in Asia. As a result, its supply chain is increasingly dependent on suppliers who are globally sourced. The supply process does not provide a backlog of finished goods, components or materials to satisfy short lead-time orders, to compensate for potential halts in supply or to replace products or components that do not conform to quality standards.
      Rockford also does not have long-term price commitments from its suppliers and cost increases may reduce Rockford’s margins or require Rockford to raise its prices to protect margins. Rockford cannot be certain that it could locate, within reasonable time frames, alternative sources of finished goods and components at similar prices and quality levels. This failure could result in increased costs, delays to its manufacturing process, an inability to fill purchase orders on a timely basis and a decrease in product availability at the retail level. This could cause Rockford to lose sales and damage Rockford’s customer relationships.
      Rockford relied on Edge International, Audio Art International Ltd., and Avnet for approximately 12.9%, 12.2%, and 11.1% respectively, of its inventory purchases during 2005. If any significant supplier refuses or is unable to supply Rockford, it would require substantial time to identify an alternative supplier and could create a shortage of finished goods and electronic components and parts.

Rockford may be unable to retain and attract key employees, which could impair Rockford’s business.
      Rockford operates in highly competitive employment markets and cannot guarantee its continued success in retaining and attracting the employees it needs to develop, manufacture and market its products and manage its operations. Rockford’s business strategy and operations depend, to a large extent, on Rockford’s senior management team, particularly Gary Suttle, Rockford’s President and Chief Executive Officer. Rockford has key-person life insurance on Mr. Suttle and two other executive officers. Rockford does not have written employment contracts with any of its key employees other than Mr. Suttle. If Mr. Suttle or other key members of Rockford’s management team are unable or unwilling to continue in their present positions, Rockford’s ability to develop, introduce and sell Rockford’s products could be negatively impacted.

If Rockford is unable to enforce or defend its ownership and use of intellectual property, Rockford’s business may decline.
      Rockford’s future success will depend, in substantial part, on Rockford’s intellectual property. Rockford seeks to protect its intellectual property rights, but its actions may not adequately protect the rights covered by patents, patent applications, trademarks and other proprietary rights. Prosecution of Rockford’s claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect Rockford’s proprietary rights as do the laws of the U.S. Despite Rockford’s efforts to protect its proprietary information, third parties may obtain, disclose or use proprietary information without authorization, which could adversely affect Rockford’s business.
      From time to time, third parties have alleged that Rockford infringes their proprietary rights. These claims or similar future claims could subject Rockford to significant liability for damages, result in the invalidation of its proprietary rights, limit its ability to use infringing intellectual property or force Rockford to license third-party technology rather than dispute the merits of an infringement claim. Even if Rockford prevails, any associated litigation could be time consuming and expensive and could result in the diversion of Rockford’s time and resources.

Rockford’s executive officers and directors retain substantial control of Rockford, which may limit the liquidity and market price of its common stock.
      Mr. Suttle, Rockford’s officers and directors, and various shareholders affiliated with or related to two of Rockford’s directors, Nicholas G. Bartol and Timothy C. Bartol, collectively held approximately 37% of Rockford’s outstanding shares at March 13, 2006. These shareholders, if they act together, are able as a practical matter to control the outcome of matters submitted for shareholder action, including the election of a majority of Rockford’s board of directors and the approval of significant corporate transactions. Consequently, these shareholders effectively control Rockford’s management and affairs, which may limit the liquidity of its shares, discourage acquisition bids for Rockford and limit the price some investors might be willing to pay for Rockford’s shares.

Many of Rockford’s shares are available for resale without significant restrictions. Their sale or potential sale may reduce Rockford’s stock price.
      Rockford operated as a privately held company for a relatively long period and has issued a large number of shares and warrants to purchase Rockford’s common stock to unaffiliated persons. Rockford has a large number of shares of common stock outstanding and available for resale. The market price of Rockford’s common stock could decline as a result of sales of a large number of shares in the market or the perception that those sales could occur.

Rockford’s anti-takeover provisions could affect the value of Rockford’s stock.
      Rockford’s articles of incorporation and bylaws and Arizona law contain provisions that could discourage potential acquirers. For example, Rockford’s board of directors may issue additional shares of common stock to an investor that supports the incumbent directors in order to make a takeover more difficult. This could deprive Rockford’s shareholders of opportunities to sell its stock at above-market prices typical in many acquisitions.

Item 2.	Properties
      Rockford’s corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. Rockford manufactures subwoofers at its facility in Grand Rapids, Michigan and speaker enclosures at its facility in Stillwater, Oklahoma. Rockford has used warehouses located in the U.S., Germany, and Singapore. Rockford is in the process of closing its Singapore and German warehouses and intends to use more direct shipments from its Asian manufacturers to international markets.

      The following table contains information about Rockford’s facilities as at December 31, 2005, all of which are leased:

		Approximate
Function	Location	Square Footage	Lease Expiration

Corporate headquarters and research and development	Tempe, Arizona	30,000	September 30, 2009
Information systems	Tempe, Arizona	10,000	September 30, 2010
Manufacturing and purchasing	Tempe, Arizona	22,000	December 31, 2008
Warehousing, sales and customer service	Tempe, Arizona	25,000	December 31, 2008
Warehousing	Gilbert, Arizona	79,000	July 31, 2006	(1)
Manufacturing, research and development, purchasing and administration	Grand Rapids, Michigan	163,000	March 31, 2009
Manufacturing, research and development, warehousing and administration	Stillwater, Oklahoma	69,000	May 31, 2006
Warehousing and sales	Singapore	21,000	July 31, 2006	(2)
Warehousing	Achim, Germany	20,000	December 31, 2011	(3)
Sales	Griesheim, Germany	3,000	December 31, 2009

Total		442,000

(1)	In January 2006 Rockford added an additional 12,000 square feet of warehouse space and extended the lease to July 31, 2007.

(2)	In January 2006 Rockford vacated the warehouse portion of the building which is approximately 19,000 square feet. Rockford will lease the remaining space as a sales office through July 2006.

(3)	Future lease commitments on this lease are approximately $1.3 million. Rockford believes it will not utilize this warehouse after the first half of 2006 and is engaged in efforts to sublease or terminate this lease. If Rockford is unable to sublease or otherwise terminate the lease agreement more favorably, the early termination of the lease will result in a one-time charge affecting operating results for the period when Rockford terminates the lease and returns the building to the owner, which is expected to be in mid-2006.

Item 3.	Legal Proceedings
      During 2005, there were no further material proceedings with respect to the Fiori patent claim described in Rockford’s Annual Reports for 2002, 2003 and 2004. The products at issue in the case are 16 Rockford Punch brand amplifiers, which the plaintiff contends include circuitry that infringes on his patents. At the end of 2003, the parties submitted briefs and the court held a Markman hearing. The parties are currently waiting for the judge to issue her Markman ruling, interpreting the claims of the plaintiff’s patent. During March 2005, the judge asked the parties to appoint a technical expert who could advise the court on certain elements of the technical claims made by the parties in connection with the Markman hearing. The parties selected an expert to do so and the expert advised the judge during 2005. Depending upon the results of the Markman ruling, Rockford anticipates the parties will submit motions in the case shortly after the court’s Markman ruling. If necessary, a trial could occur in late 2006 or in 2007. The costs of defending this matter have been, and are likely to continue to be, substantial; however, Rockford continues to believe the claims involved in the case are without merit and Rockford should ultimately prevail.
      During 2005, Rockford continued to litigate a matter with its former distributor for Central and South America relating to Rockford’s efforts to collect a balance owed to Rockford and the distributor’s claims that Rockford improperly terminated its distribution rights. In early 2005, the court granted Rockford’s motion for summary judgment with respect to substantially all matters raised in the case. The former distributor failed to appeal this ruling. The former distributor has undertaken legal actions in Panama that have interfered with the ability of Rockford’s new distributor for Central and South America to develop and service those markets. This interference has been one of the causes of a decline in Rockford’s sales in this territory. Rockford intends to continue to take actions designed to reduce or eliminate this interference, and to seek redress for the damage the former distributor is causing to its business. Rockford has initiated efforts to collect its US judgment through proceedings in the US and Panama. Rockford is unable to determine at this time when, or the extent to which, its efforts to collect on the judgment or to eliminate the interference with business in Central and South America will be successful.
      Rockford is and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2005, Rockford was not a party to any legal proceedings that it believes are likely to have a material effect on its business, other than the effect of the expense associated with the matters described above.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
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
      Rockford common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of its initial public offering. Prior to that time, there was no public market for its common stock. The following table sets forth the range of high and low sales prices for Rockford’s common stock for the periods indicated:

	High	Low

For the quarter ended:
December 31, 2005	$3.49	$2.55
September 30, 2005	$3.86	$2.61
June 30, 2005	$3.92	$2.14
March 31, 2005	$3.07	$1.97
December 31, 2004	$4.10	$1.88
September 30, 2004	$5.00	$3.23
June 30, 2004	$7.00	$4.10
March 31, 2004	$7.06	$5.11
      As at March 13, 2006, there were approximately 120 holders of record of Rockford’s common stock.
      Rockford has never declared or paid any cash dividends on its common stock. Rockford currently intends to retain its earnings, if any, to finance its operations and, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future. Rockford’s current credit agreement does not permit stock repurchases or the payment of cash dividends.
Sales of Unregistered Securities
      Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. In November of 2005, Rockford repurchased $3 million of the $12.5 million face value of the convertible notes and 285,000 associated warrants for a total price of approximately $2.7 million. Rockford recorded a gain to other expense (income) of approximately $0.1 million, net of fees and write-off of unamortized debt issuance costs.

      The remaining noteholders after the repurchase described above may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009 at a conversion price of $4.61. If fully converted, the remaining outstanding notes will convert into 2,060,738 shares of Rockford’s common stock. Warrants to purchase 961,573 shares of common stock remain outstanding after the November repurchase. Rockford has the right to automatically convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford also may force the exercise of the warrants under certain circumstances prior to their expiration date. The notes, warrants, and shares of common stock issuable upon conversion of the notes or exercise of the warrants were the subject of a registration statement on Form S-3 filed by Rockford with the SEC on July 12, 2004.
      Rockford has not made any sales of unregistered securities during the past three years, except for the sales of notes and warrants described above.
Equity Compensation Plan Information

			Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,582,264	$4.70	436,285
Equity compensation plans not approved by security holders	59,073	3.73	—

	1,641,337	$4.67	436,285

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the five years ended December 31, 2005 derived from Rockford’s audited consolidated financial statements. Prior period amounts have been reclassified to conform to the 2005 presentation.

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$155,822	$162,805	$157,728	$160,857	$135,682
Cost of goods sold	102,398	105,079	109,446	129,092	96,231

Gross profit	53,424	57,726	48,282	31,765	39,451
Operating expenses:
Sales and marketing	24,393	27,268	28,823	27,265	22,383
General and administrative	15,272	15,509	17,470	24,439	14,851
Research and development	3,168	4,735	7,149	6,611	3,285

Total operating expenses	42,833	47,512	53,442	58,315	40,519

Operating income (loss)	10,591	10,214	(5,160)	(26,550)	(1,068)
Interest and other expense, net	599	52	252	4,169	1,655

Income (loss) from continuing operations before income taxes	9,992	10,162	(5,412)	(30,719)	(2,723)
Income tax expense (benefit)	3,756	3,837	(2,483)	4,597	—

Income (loss) from continuing operations	6,236	6,325	(2,929)	(35,316)	(2,723)

Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	—	—	—	(70)	(1,019)
Loss from discontinued operations, net of taxes	(13)	(45)	(2,735)	(3,469)	(345)

Total loss from discontinued operations	(13)	(45)	(2,735)	(3,539)	(1,364)

Net income (loss)	$6,223	$6,280	$(5,664)	$(38,855)	$(4,087)

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.77	$0.74	$(0.33)	$(3.90)	$(0.29)

Diluted	$0.70	$0.68	$(0.33)	$(3.90)	$(0.29)

Loss from discontinued operations
Basic	$(0.00)	$(0.01)	$(0.31)	$(0.39)	$(0.15)

Diluted	$(0.00)	$(0.00)	$(0.31)	$(0.39)	$(0.15)

Net income (loss):
Basic	$0.77	$0.74	$(0.64)	$(4.29)	$(0.44)

Diluted	$0.70	$0.68	$(0.64)	$(4.29)	$(0.44)

Weighted average shares:
Basic	8,109	8,540	8,866	9,066	9,258

Diluted	8,913	9,301	8,866	9,066	9,258

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Working capital	$45,913	$52,354	$38,138	$25,776	$23,217
Total assets	86,611	101,774	112,083	80,353	52,298
Current portion of long-term debt and capital lease obligations	879	1,253	24,382	18,204	6,109
Long-term debt and capital lease obligations	10,553	10,027	—	11,937	9,187
Total liabilities	33,654	35,295	48,393	57,768	33,667
Shareholders’ equity	52,957	65,546	63,207	22,585	18,631

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
      This Analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business,” “Item 6: Selected Financial Data,” and “Item 8: Financial Statements and Supplementary Data.” This Analysis does not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of the date of this report.
Results of Operations

Strategic Realignment
      Rockford believes the strategic realignment it announced in September 2004, the investments made in new products, changes in distribution channels and technologies during 2004 and 2005, and improvements it is implementing in its processes, have positioned Rockford for improved financial performance in 2006 and 2007. The strategic realignment has re-focused Rockford on its core mobile audio business and has resulted in the divestiture of its non-core businesses. On October 18, 2005, Rockford sold the assets and liabilities of it’s NHT home audio business. There were no outstanding liabilities at December 31, 2005 associated with Rockford’s strategic realignment.
      Rockford’s 2005 results were substantially improved compared to 2004. The 2004 period included charges related to Rockford’s strategic realignment. The more modest new product introductions for 2005 were completed on schedule, production issues were not a significant factor in Rockford’s performance, and the reduced expense levels resulting from the realignments undertaken during the later part of 2004 all contributed to substantially improved operating income and a reduction in net loss for the year, from $(4.29) per share in 2004 to $(0.44) per share in 2005. Net sales for 2005 decreased compared to 2004 by $25.2 million, or 15.7%, primarily due to lower sales of Rockford Fosgate branded products, the substantial elimination of sales of Rockford’s lower margin source unit business and elimination of most sales of domestic MB Quart branded products. These reductions were partially offset by increases in OEM sales.
      With the substantial completion of Rockford’s realignment early in the fourth quarter of 2005, Rockford anticipates that its 2006 results will reflect operations of its core businesses and will be free from the results of the disposed businesses. Rockford anticipates that its focus during 2006 and 2007 will be on continued improvement in its core operations, including the implementation of outsourcing for a larger portion of its product lines.
      The strategic realignment Rockford announced in September 2004 resulted in non-cash charges and write-offs totaling $28.7 million during 2004, including $5.9 million for the loss on the disposal of Rockford’s MB Quart GmbH subsidiary, $6.1 million to establish a valuation allowance against Rockford’s US deferred tax assets, $8.8 million for additional reserves on Omnifi and other inventory, $5.6 million for the write-off of goodwill and other miscellaneous adjustments totaling $2.3 million.
      Rockford continues to expect a shift in its sales mix into different distribution channels. In recent periods sales in the car audio aftermarket channels have been relatively flat or have had declines in sales while the

OEM channels have seen growth in sales. Rockford does not currently expect a change in these trends, although it is working to increase aftermarket sales. Assuming a moderate decline in the overall car audio aftermarket, Rockford believes that it should be able to stabilize its aftermarket sales. The shift toward mass merchant and OEM sales has had and will continue to have some positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing out of sales seasonality. At the same time, the demands of mass merchants and auto manufacturers continue to require greater working capital compared to the working capital required for smaller merchants because of increased product returns, increased finished goods inventory levels and extended terms for sales to larger retailers.

Overview
      Due to the strategic realignment, Rockford operates its business primarily under the mobile audio segment which includes sales to the mass retail, independent specialist and OEM channels. Rockford believes it has lost market share in 2004 and 2005. Results were affected by:

•	focus on higher margin product lines and elimination of lower margin lines (particularly source units);

•	the relaunch and initial production issues associated with the 2004 Rockford Fosgate product line; and

•	continuing distribution channel shifts.
      Rockford’s 2004 product launches had a significant negative impact on Rockford’s results for 2004 and 2005. End of life discounting of 2003 product was prevalent and was more than usual early in 2004 due to the extent of the product line overhaul. The discounting impacted margins more than Rockford anticipated. Manufacturing of Rockford’s old product was ramped down before the new product was fully ready for manufacturing and production issues with the new product resulted in unfavorable manufacturing variances and product shortages. Rockford also experienced increased raw material inventory levels, increased engineering costs and premium freight charges associated with the delayed production of new products. The 2004 problems continued to affect 2005 results because of customer skepticism about Rockford’s success in resolving the 2004 problems and whether Rockford would be able to deliver products in a timely manner.
      Rockford believes its 2005 operational and process improvements have set the stage for improvements in 2006.
      The following table shows, for the years indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Year Ended December 31

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.4	80.3	70.9

Gross profit	30.6	19.7	29.1
Operating expenses:
Sales and marketing	18.3	16.9	16.5
General and administrative	11.1	15.2	11.0
Research and development	4.5	4.1	2.4

Total operating expenses	33.9	36.2	29.9

Operating loss	(3.3)	(16.5)	(0.8)
Interest and other expense, net	0.1	2.6	1.2

Loss from continuing operations before income taxes	(3.4)	(19.1)	(2.0)
Income tax expense (benefit)	(1.5)	2.9	—

Loss from continuing operations	(1.9)	(22.0)	(2.0)
Discontinued operations:
Loss from disposal of discontinued operations	—	—	(0.7)
Loss from discontinued operations	(1.7)	(2.2)	(0.3)

Total loss from discontinued operations	(1.7)	(2.2)	(1.0)

Net loss	(3.6)%	(24.2)%	(3.0)%

      Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of Rockford’s products as well as warranty, warehousing, freight-in and customer service expenses.
      Sales and marketing expenses primarily consist of salaries, sales commissions, costs of advertising, trade shows, distributor and sales representative conferences and freight-out.
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

Geographic Distribution of Sales
      Rockford’s sales to external customers by geographic region were as follows:

	Year Ended December 31,

				%
Region(1)	2003	2004	2005	2005

	(In thousands)
United States	$130,546	$133,682	$112,657	83.0%
Other Americas	8,880	9,295	9,438	7.0%
Europe	13,489	12,544	9,042	6.7%
Asia	4,813	5,336	4,545	3.3%

Total sales	$157,728	$160,857	$135,682	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of Rockford’s sales.
      In the following discussion, certain increases or decreases may differ due to rounding.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Net Sales. Net sales decreased by $25.2 million, or 15.7%, to $135.7 million for 2005, from $160.9 million for 2004. The decrease in sales was primarily attributable to lower sales of Rockford Fosgate and Lightning Audio branded products and the reduction or elimination of Rockford Fosgate source unit and domestic MB Quart sales for much of the year. These decreases were partially offset by increases in OEM sales and lower sales discounts. Net sales for 2004 were positively impacted by initial shipments of the new Rockford Fosgate line of products and included shipments of certain other product lines that were discontinued during 2005.
      U.S. sales decreased by $21.0 million, or 15.7%, to $112.7 million for 2005, from $133.7 million for 2004. International sales decreased by $4.2 million, or 15.3%, to $23.0 million for 2005, from $27.2 million for 2004. The decrease in international sales was primarily due to lower sales of the Lighting Audio and Rockford Fosgate product lines.
      Gross Profit. Gross Profit increased by $7.7 million, or 24.2%, to $39.5 million for 2005, from $31.8 million for 2004. As a percent of sales, gross profit increased to 29.1% for 2005, from 19.7% for 2004. This increase was primarily due to inventory reserves for obsolescence recorded in 2004 and to costs incurred in 2004 associated with the production delays, manufacturing and engineering costs, and premium freight to expedite production of the new 2004 products whose introduction was delayed in 2004. The increase was partially offset by the impairment of Q-Logic assets of $0.8 million recorded in 2005 reflecting the anticipated sale of those assets.
      Sales and Marketing Expenses. Sales and marketing expenses decreased by $4.9 million, or 17.9%, to $22.4 million for 2005 from $27.3 million for 2004. As a percent of sales, sales and marketing expenses decreased to 16.5% for 2005 from 16.9% for 2004. The decrease was primarily due to lower sales commissions, outbound freight, sales and marketing personnel related expenses and reduced promotional activities.
      General and Administrative Expenses. General and administrative expenses decreased by $9.6 million or 39.2%, to $14.9 million for 2005 from $24.4 million for 2004. As a percent of sales, general and administrative expenses decreased to 11.0% for 2005 from 15.2% for 2004. The decrease in general and administrative expenses is primarily due to the impairment of goodwill of $5.0 million recorded in 2004 and to lower personnel related expenses, facilities costs, bad debt expenses and professional fees partially offset by severance expense related to Rockford’s realignment of its international distribution.
      Research and Development Expenses. Research and development expenses decreased by $3.3 million, or 50.3% to $3.3 million for 2005, from $6.6 million for 2004. As a percent of sales, these expenses decreased to 2.4% for 2005, from 4.1% for 2004. The decrease is primarily due to lower personnel related expenses and to costs incurred in 2004 related to the delayed new product launch that were not repeated in 2005.
      Operating Loss From Continuing Operations. Operating loss improved by $25.5 million, or 96.0%, to a $1.1 million operating loss for 2005 from a $26.6 million loss for 2004. As a percent of sales, operating loss improved to a 0.8% operating loss for 2005, from a 16.5% operating loss for 2004. This improvement in operating loss is the result of the increase in gross profit and decrease in operating expenses described above.
      Interest and Other (Income) Expense, Net. Interest and other (income) expense, net, primarily consists of interest expense, currency gains and losses and gains from the sale of intangible assets. Interest and other (income) expense, net, improved by $2.5 million, or 60.3%, to $1.7 million for 2005 from $4.2 million for 2004. The improvement is primarily attributable to the gain of $0.8 million recognized from the sale of Rockford’s rights to the MB Quart brand for North America and to the write-off of internally developed software in 2004. These items were partially offset by higher interest expense in 2005 due to higher interest rates and higher foreign currency expense in 2005.
      Income Tax (Benefit) Expense. Income tax (benefit) expense from continuing operations decreased by $4.6 million, or 100.0%, to a zero expense for 2005, from a $4.6 million expense for 2004. The effective income tax rates were 0.0% for 2005 and an expense of 15.0% for 2004. The change in rate was primarily a result of the $4.6 million non-cash charge in 2004 to establish a valuation allowance against Rockford’s net deferred tax assets and the generation of additional tax losses in 2005 were not benefited for financial reporting purposes.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales. Sales increased by $3.1 million, or 2.0%, to $160.9 million for 2004 from $157.7 million for 2003. The increase in sales was primarily attributable to an increase in OEM sales and reduced product discounts, partially offset by decreased sales of Rockford’s aftermarket mobile audio products.
      U.S. sales increased by $3.1 million, or 2.4%, to $133.7 million for 2004 from $130.5 million for 2003, with the increase attributable to the increase in OEM sales, which was partially offset by a decrease in aftermarket mobile audio sales. International sales were flat at $27.2 million for 2004 compared to $27.2 million for 2003.
      Gross Profit. Gross profit decreased by $16.5 million or 34.2% to $31.8 million for 2004 from $48.3 million for 2003. As a percent of sales, gross profit decreased to 19.7% for 2004 from 30.6% for 2003. The decrease as a percent of sales is due primarily to inventory write-downs of $8.8 million, other costs associated with Rockford’s strategic realignment decisions, higher product costs, and the unfavorable manufacturing variances and premium freight caused by the delays in the Rockford Fosgate product line changeover in early 2004.
      Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.6 million, or 5.4%, to $27.3 million for 2004 from $28.8 million for 2003. As a percent of sales, sales and marketing expenses decreased to 16.9% for 2004 from 18.3% for 2003. The decrease was due to lower costs for sales and marketing employees and reduced promotional activities.

      General and Administrative Expenses. General and administrative expenses increased by $7.0 million, or 39.9%, to $24.4 million for 2004 from $17.5 million for 2003. The increase in general and administrative expenses is primarily due to the write off of goodwill of $5.6 million, additional allowance for bad debts, and increased professional fees partially due to Rockford’s strategic realignment. As a percent of sales, general and administrative expenses increased to 15.2% for 2004 from 11.1% for 2003.
      Research and Development Expenses. Research and development expenses decreased by $0.5 million, or 7.5%, to $6.6 million for 2004 from $7.1 million for 2003. As a percent of sales, these expenses decreased to 4.1% for 2004 from 4.5% for 2003. The decrease was primarily due to lower costs for engineering employees.
      Operating Loss From Continuing Operations. Operating loss from continuing operations increased by $21.4 million, or 414.5%, to $26.6 million for 2004 from an operating loss from continuing operations of $5.2 million for 2003. As a percent of sales, operating loss from continuing operations increased to 16.5% for 2004 from operating loss of 3.3% for 2003. This increase is primarily attributable to charges related to Rockford’s strategic realignment, write-downs of inventory, write off of goodwill, and the unfavorable manufacturing variances and premium freight associated with the delayed relaunch of the Rockford Fosgate product line.
      Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and currency gains and losses. Interest and other expense (income), net, increased by $3.9 million to $4.2 million for 2004 compared to $0.3 million for 2003. The increase includes $1.2 million of write-offs of internally developed software and other fixed assets deemed obsolete. In addition, interest expense increased due to higher outstanding balances and an overall higher effective rate on borrowings on Rockford’s credit facility and convertible notes.
      Income Tax Expense (Benefit). Income tax expense (benefit) from continuing operations increased by $7.1 million to an expense of $4.6 million for 2004 from a benefit of $2.5 million for 2003. The expense in 2004 includes a $4.6 million non-cash charge to establish a valuation allowance against Rockford’s deferred tax asset.
Quarterly Results of Operations
      Rockford’s sales on a quarterly basis reflect the seasonality of the mobile audio aftermarket business. Sales are generally greater during the first and second quarters of each calendar year and lower during the third and fourth quarters, with Rockford’s lowest sales typically occurring during the fourth quarter. Rockford’s consumer electronic chain and mass merchandise channels have seasonality that is somewhat different than the core business seasonality, with higher sales in the third and fourth quarters. Nevertheless, Rockford expects its business to remain seasonal for the foreseeable future.

      The following tables show selected consolidated quarterly statements of operations data derived from Rockford’s unaudited consolidated financial statements for each of the eight quarters ended December 31, 2005. These unaudited financial results were prepared on a basis consistent with the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for those periods. Net sales and gross profit have been restated to reflect Rockford’s continuing operations. Financial information about Rockford’s discontinued operations may be found at Note 2 of the Notes to Consolidated Financial Statements of this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of any future period.
Consolidated Statement of Operations Data

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31	Mar. 31,	June 30,	Sept. 30,	Dec. 31
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands, except per share data)
Net sales	$36,427	$50,707	$39,212	$34,511	$39,616	$37,917	$30,213	$27,936
Gross profit	6,994	13,540	3,884	7,347	11,324	11,728	9,327	7,072
Income (loss) from continuing operations	(4,120)	(1,470)	(24,262)	(5,464)	(491)	(277)	687	(2,642)
Income (loss) from discontinued operations	(1,283)	(992)	(7,124)	5,860	(117)	(26)	(1,105)	(116)
Net income (loss)	$(5,403)	$(2,462)	$(31,386)	$396	$(608)	$(303)	$(418)	$(2,758)

Net income (loss) per common share(1)
Basic	$(0.60)	$(0.27)	$(3.48)	$0.04	$(0.07)	$(0.03)	$(0.05)	$(0.30)

Diluted	$(0.60)	$(0.27)	$(3.48)	$0.04	$(0.07)	$(0.03)	$(0.04)	$(0.30)

(1)	The sum of quarterly net income (loss) per common share does not equal annual net income (loss) per common share due to changes in the weighted average number of common shares outstanding.
Liquidity and Capital Resources
      Rockford has financed its business primarily using existing capital, cash flows from operations, proceeds from its non-core asset sales, and bank borrowings. Rockford’s cash flow from operations was $12.7 million for 2005 compared to $9.6 million used in operations for 2004. The reduction in accounts receivable and inventory were the primary source of cash in 2005. The reduction in accounts payable and other accrued expenses were the primary use of cash.
      Rockford entered into a $35 million, 3-year asset based credit facility with Wachovia Capital Financial Corporation (Western), as Agent, and Wachovia Bank, National Association, as Arranger, on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005 and March 21, 2006. The August 31, 2005, amendment changed the facility to a 4-year $25 million asset-based facility. This credit facility is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 300 basis points or Prime plus 100 basis points. Rockford’s outstanding balance on the Wachovia facility was $6.1 million as of December 31, 2005, down from an outstanding balance of $15.5 million at December 31, 2004.
      Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of December 31, 2005 and December 31, 2004. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. Due to the modification of the convertible notes and warrants, Rockford remeasured the value of the warrants on November 12, 2004.
      In November of 2005, Rockford repurchased $3 million of the $12.5 million face value of the convertible notes and 285,000 associated warrants for a total price of approximately $2.7 million of which approximately $2.6 million was allocated to the notes and approximately $0.1 million was allocated to the warrants. Rockford recorded a gain to other expense (income) of approximately $0.1 million, net of fees and write-off of unamortized debt issuance costs.
      The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the remaining outstanding notes will convert into 2,060,738 shares of Rockford’s common stock. Warrants to purchase 961,573 shares also remain outstanding. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders have a second priority lien on certain Rockford assets.
      Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2006 and 2007 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford anticipates that its operations will improve compared to its operations during 2005, so that its cash requirements in 2006 and 2007 will be less than its cash requirements in 2005. The cash proceeds of the sale of the NHT business and MB Quart North American brand rights have supplemented Rockford’s cash resources. Rockford does not expect any additional asset sales will be a significant source of cash.
      If Rockford’s operations fail to improve, or if Rockford is otherwise unable to satisfy its liquidity needs as anticipated, it could be forced to seek one or more financing alternatives. These alternatives could include reducing or delaying capital expenditures, borrowing additional funds, selling equity securities, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Some of these alternatives might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. Rockford cannot give assurance that satisfactory actions could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently anticipated.
      Rockford had working capital of $23.2 million at December 31, 2005, compared to $25.8 million at December 31, 2004. The significant components of working capital at December 31, 2005 include:

•	There were no net cash and cash equivalents at December 31, 2005 and 2004. Due to the daily sweep of cash by Wachovia, described below, Rockford has reclassified the cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $24.7 million or 66.5 days sales outstanding (DSO) at December 31, 2005 compared to $31.7 million or 71.9 DSO at December 31, 2004. The decrease in accounts receivable balances is due to lower sales and improved DSO from improved collection efforts;

•	Net inventory decreased $13.2 million, from $31.8 million at December 31, 2004 to $18.6 million at December 31, 2005. This inventory decrease was primarily due to improved inventory turns, lower sales and additional write-downs relating to excess and obsolete inventory; and

•	Accounts payable decreased $4.7 million, from $14.9 million at December 31, 2004 to $10.2 million at December 31, 2005. This decrease was primarily due to lower inventory purchases and reestablishing normalized vendor payment terms compared to the extended vendor payment terms experienced at December 31, 2004.

      The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding balance on its credit facility. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $6.1 million and $15.5 million outstanding balance as at December 31, 2005, and 2004, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for the entire term.
      Investing activities generated cash of $1.8 million for 2005 primarily due to the sale of Rockford’s NHT Business and the MB Quart North American brand rights compared to $3.3 million of cash for 2004 which included the sale of Rockford’s interest in Simple Devices. Capital expenditures, the primary use of cash from investing activities, were $0.9 million in 2005 versus $2.2 million in 2004. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its manufacturing outsourcing efforts and the elimination of the capital spending required for its divested non-core businesses.
Off Balance Sheet Arrangements
      Rockford does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIEs), which would be established for the purpose of facilitating off-balance sheet arrangements. As of December 31, 2005, Rockford did not have in any unconsolidated VIE’s.
Contractual Obligations as of December 31, 2005
      Rockford had contractual obligations at December 31, 2005 as follows:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Asset-based credit facility	$7,209	$489	$6,720	—	—
Notes payable	$10,996	$428	$10,569	—	—
Operating leases	$7,806	$2,621	$3,842	$1,343	—
      Rockford did not have any material outstanding noncancelable purchase obligations at December 31, 2005. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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

      Rockford believes the following accounting policies are the most critical to Rockford, in that they are important to the portrayal of Rockford’s consolidated financial statements and they require Rockford’s most difficult, subjective or complex judgments in the preparation of its consolidated financial statements:
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
      Rockford sells almost all of its products F.O.B. place of shipment, so that upon shipment of products the above criteria are met and revenue is recognized.
      Rockford also records reductions to revenue for estimated customer returns and additional sales incentive offerings, such as growth and volume incentive rebates and prompt pay discounts, based on historical rates. Should customers return a greater proportion of product or redeem more incentives than estimated, Rockford may need to make additional reductions to revenue.
      Intangible Assets. On January 1, 2002, Rockford adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Rockford accounts for acquired businesses as purchases, and allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. As of December 31, 2004 and 2005, Rockford has written off all remaining goodwill because of its impairment as outlined in the notes to Rockford’s financial statements.
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
      Rockford tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. During 2004, as a result of its continued operating losses and its realignment decisions announced in September of 2004, Rockford concluded that it was necessary to perform an early impairment test. Based on the screening performed, Rockford determined that $5.6 million of its goodwill was impaired and wrote it off during 2004. This write off eliminated all of Rockford’s goodwill.
      Allowance for Doubtful Accounts. Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. The assessment of customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, Rockford might need to increase its allowances.

      Inventory. Rockford carries inventory at the lower of cost or market, computed using the weighted average method. For purposes of the lower of cost or market calculations, Rockford writes down obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Rockford reviews information such as quantity on hand versus forecasted use and inventory aging listings to assist in this assessment. If actual future demand or market conditions are less favorable than projected, Rockford may need to take additional inventory write-downs. Write-downs are reflected in cost of sales in the period when identified. As a result of the realignment Rockford announced in 2004, Rockford took inventory write downs of approximately $8.8 million in 2004.
      Warranty. Rockford maintains a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet its standard warranty against defects in material and workmanship. Should actual product failure rates differ from its estimates, it would need to make revisions to its estimated accruals.
      Income taxes. Rockford must make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its net deferred tax assets at December 31, 2005, it determined that a valuation allowance in the amount of $17.5 million was required. This allowance established reserves against all of Rockford’s deferred tax assets.
      Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2006, if Rockford is not able to secure concessions from its suppliers.

New Accounting Standards
      In December 2004, the FASB issued and in April 2005 amended Statement No. 123 (FAS 123R), “Share-Based Payment,” effective for fiscal years beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. Rockford will be required to implement FAS 123R no later than the quarter that begins January 1, 2006. Rockford’s adoption will be applied on a modified prospective basis and measured and recognized on January  1, 2006. Rockford is currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of Rockford’s adoption of FAS 123R at this time. These methodologies and assumptions may be different than those currently employed by Rockford in applying FAS 123, outlined in Note 1 to Rockford’s consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4. SFAS No. 151 will require that abnormal amounts of idle capacity and spoilage costs be excluded from the cost of inventory and expensed when incurred. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Rockford will adopt this standard in fiscal 2006. Rockford has not yet determined the impact, if any, this Statement will have on Rockford’s consolidated financial statements.
      In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB No. 29, Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Rockford does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.

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
      The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. However, as Rockford transitions its international sales efforts to distributors from direct sales, it anticipates that its foreign currency exposure will be less.
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
      Rockford did not engage in any hedging activity during 2004 and 2005. At December 31, 2005, Rockford did not have any outstanding forward contracts or other hedging instruments. Rockford does not expect to engage in financial hedging activities during the foreseeable future.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Rockford Corporation
      We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These financial statements and schedule are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 22, 2006

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $3,163 and $2,307 at December 31, 2004 and 2005, respectively	31,670	24,721
Inventories	31,787	18,618
Income taxes receivable	940	168
Prepaid expenses and other	2,638	3,901
Current assets of discontinued operations	4,572	289

Total current assets	71,607	47,697
Property and equipment, net	5,893	3,104
Other assets	2,853	1,497

Total assets	$80,353	$52,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,876	$10,182
Accrued salaries and incentives	1,402	1,317
Accrued warranty	2,812	1,982
Other accrued expenses	7,693	4,890
Current portion of long-term debt	18,204	6,109
Current liabilities of discontinued operations	844	—

Total current liabilities	45,831	24,480
Notes payable, less unaccreted discount of $563 and $313 at December 31, 2004 and 2005	11,937	9,187

Total liabilities	57,768	33,667
Shareholders’ equity
Common stock, $.01 par value. Authorized shares — 40,000,000
Issued shares — 9,204,992 and 9,384,220 shares at December 31, 2004 and 2005, respectively	92	94
Additional paid-in capital	37,329	37,548
Retained deficit	(15,321)	(19,408)
Accumulated other comprehensive income	485	397

Total shareholders’ equity	22,585	18,631

Total liabilities and shareholders’ equity	$80,353	$52,298

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2003	2004	2005

Net sales	$157,728	$160,857	$135,682
Cost of goods sold	109,446	129,092	96,231

Gross profit	48,282	31,765	39,451
Operating expenses:
Sales and marketing	28,823	27,265	22,383
General and administrative	17,470	24,439	14,851
Research and development	7,149	6,611	3,285

Total operating expenses	53,442	58,315	40,519

Operating loss	(5,160)	(26,550)	(1,068)
Interest expense	855	2,090	2,009
Other expense (income)	(603)	2,079	(354)

Loss from continuing operations before income taxes	(5,412)	(30,719)	(2,723)
Income tax expense (benefit)	(2,483)	4,597	—

Loss from continuing operations	(2,929)	(35,316)	(2,723)
Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	—	(70)	(1,019)
Loss from discontinued operations, net of taxes	(2,735)	(3,469)	(345)

Total loss from discontinued operations	(2,735)	(3,539)	(1,364)

Net loss	$(5,664)	$(38,855)	$(4,087)

Loss per common share:
Loss from continuing operations
Basic	$(0.33)	$(3.90)	$(0.29)

Diluted	$(0.33)	$(3.90)	$(0.29)

Loss from discontinued operations
Basic	$(0.31)	$(0.39)	$(0.15)

Diluted	$(0.31)	$(0.39)	$(0.15)

Net loss
Basic	$(0.64)	$(4.29)	$(0.44)

Diluted	$(0.64)	$(4.29)	$(0.44)

Weighted average shares:
Basic	8,866	9,066	9,258

Diluted	8,866	9,066	9,258

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
			Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2002	8,747	$87	$35,131	$29,198	$1,130	$65,546
Currency translation	—	—	—	—	2,225	2,225
Net loss	—	—	—	(5,664)	—	(5,664)

Comprehensive loss	—	—	—	—	—	(3,439)
Exercise of stock options	174	2	575	—	—	577
Tax benefit related to non-qualified option exercises	—	—	126	—	—	126
Issuance of shares for employee stock purchase plan	90	1	396	—	—	397

Balance at December 31, 2003	9,011	90	36,228	23,534	3,355	63,207
Currency translation	—	—	—	—	(2,870)	(2,870)
Net loss	—	—	—	(38,855)	—	(38,855)

Comprehensive loss	—	—	—	—	—	(41,725)
Exercise of stock options, including tax benefit of $16	151	2	300	—	—	302
Issuance of shares for employee stock purchase plan	43	—	152	—	—	152
Warrants issued with convertible notes	—	—	649	—	—	649

Balance at December 31, 2004	9,205	92	37,329	(15,321)	485	22,585
Currency translation	—	—	—	—	(88)	(88)
Net loss	—	—	—	(4,087)	—	(4,087)

Comprehensive loss	—	—	—	—	—	(4,175)
Exercise of stock options, including tax benefit of $0	116	1	246	—	—	247
Issuance of shares for employee stock purchase plan	63	1	121	—	—	122
Repurchase of warrants issued with convertible notes	—	—	(148)	—	—	(148)

Balance at December 31, 2005	9,384	$94	$37,548	$(19,408)	$397	$18,631

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Cash flow from continuing operating activities:
Net loss from continuing operations	$(2,929)	$(35,316)	$(2,723)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,358	4,464	3,891
Gain on sale of brand rights	—	—	(844)
Write-off of assets to fair market value	—	—	814
Net gain on buyback of notes and warrants	—	—	(112)
Loss on sale of property and equipment	5	1,343	44
Deferred income taxes	(437)	7,131	—
Impairment of goodwill	—	5,017	—
Provision for doubtful accounts	627	1,841	388
Provision for inventory	1,034	8,735	549
Changes in operating assets and liabilities:
Accounts receivable	(2,535)	(1,502)	6,561
Inventories	(7,422)	(10,119)	12,275
Prepaid expenses and other	315	(355)	(515)
Accounts payable	(879)	7,489	(4,683)
Accrued salaries and incentives	111	(472)	(85)
Accrued warranty	273	(1,853)	(830)
Income taxes payable (receivable)	(1,122)	1,895	772
Other accrued expenses	(403)	2,115	(2,804)

Net cash provided by (used in) operating activities	(9,004)	(9,587)	12,698
Cash flow from continuing investing activities:
Purchases of property and equipment	(4,330)	(2,213)	(948)
Proceeds from sale of property and equipment	18	18	125
Net proceeds from divestiture of businesses	—	6,418	2,098
Proceeds from sale of brand rights and other assets	357	—	843
Increase in other assets	(2,333)	(965)	(313)

Net cash provided by (used in) investing activities	(6,288)	3,258	1,805
Cash flow from continuing financing activities:
Net proceeds from (payments on) notes payable and warrants	—	12,500	(2,688)
Net proceeds from (payments on) bank debt and short term notes	14,150	(3,714)	(12,096)
Payments on capital lease obligations	(1,047)	(2,381)	—
Proceeds from employee stock purchase plan	298	152	122
Proceeds from exercise of stock options	802	302	247

Net cash provided by (used in) financing activities	14,203	6,859	(14,415)
Effect of exchange rate changes on cash from continuing operations	1,409	(1,005)	(88)

Net increase (decrease) in cash and cash equivalents from continuing operations	320	(475)	—
Net increase (decrease) in cash flow from discontinued operations	92	(241)	—
Cash and cash equivalents at beginning of year	304	716	—

Cash and cash equivalents at end of year	$716	$—	$—

Cash flow from discontinued operations:
Cash flow provided by (used in) operating activities	$(696)	$1,816	$54
Cash flow provided by (used in) investing activities	9	(230)	(54)
Cash flow provided by (used in) financing activities	(37)	37	—
Effect of exchange rate changes on cash	816	(1,864)	—

Net increase (decrease) in cash flow from discontinued operations	$92	$(241)	$—

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Organization and Description of Business
      Rockford Corporation and subsidiaries (“Rockford”) designs, manufactures and distributes high performance mobile audio systems and supplies, primarily under the Rockford Fosgate, Lightning Audio, and Rockford Acoustic Design brands.
      Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing facilities are located in Tempe, Arizona; Grand Rapids, Michigan; and Stillwater, Oklahoma. Rockford uses warehouses located in the United States and Germany.

Basis of Presentation
      In 2004, Rockford announced a realignment strategy that contributed to a net loss of $38.9 million, which resulted in defaults on Rockford’s debt agreements, forced Rockford to secure amendments to those agreements and caused a strain on available liquidity in late 2004. Due to the strategic realignment, Rockford’s results for 2005 significantly improved compared to 2004, so that its cash requirements in 2005 were substantially less than its cash requirements in 2004.
      Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2006 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments through 2006.
      If Rockford’s operations fail to improve, or if Rockford is otherwise unable to satisfy its liquidity needs as anticipated, it could be forced to seek one or more financing alternatives. These alternatives could include reducing or delaying capital expenditures, borrowing additional funds, selling equity securities, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Some of these alternatives might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. Rockford cannot give assurance that satisfactory actions could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently anticipated.

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

Fair Value of Financial Instruments
      At December 31, 2005, Rockford has the following financial instruments: accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, other accrued expenses, notes payable, and long-term debt. The carrying value of accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, and other accrued expenses, approximates their fair value based on the liquidity of these

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial instruments or based on their short-term nature. The carrying value of notes payable and long-term debt approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

Derivative Financial Instruments
      Rockford records its derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities at fair value. During 2003, Rockford entered into several foreign forward contracts to hedge foreign denominated assets with foreign denominated liabilities in order to mitigate the risk of significant changes in earnings due to short-term foreign exchange fluctuations. Changes in the fair value of derivatives were recognized through net loss. Rockford did not engage in any hedging activity during 2004 and 2005. At December 31, 2005, Rockford did not have any outstanding forward contracts or other hedging instruments.

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

Shipping and Handling Costs
      Rockford records product shipping costs as freight expense in sales and marketing expense. Freight expense for the years ended December 31, 2003, 2004 and 2005 was approximately $6.4 million, $6.9 million and $5.4 million respectively.

Accounts Receivable and Allowances
      Rockford sells its products principally to mobile audio dealers and distributors in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to major mass retailers in the United States and Canada. At December 31, 2004 and 2005, net accounts receivable includes approximately $6.3 million and $4.4 million respectively, due from international businesses.
      Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the allowance for accounts receivable at December 31, 2004 and 2005, approximately $2,514,000 and $1,850,000 respectively, for doubtful accounts. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.
      Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers for invoices paid under 40 to 60 days of issuance. Rockford has included in its

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance for accounts receivable at December 31, 2004 and 2005, approximately $649,000 and $457,000 respectively, with respect to customers expected to use such discounts after year-end. Should a greater proportion of customers take advantage of these discounts than estimated by Rockford, additional reductions to revenue might be required.

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
      Prior to January 1, 2002, Rockford amortized goodwill over the useful life of the underlying asset, not to exceed 15 years. On January 1, 2002, Rockford began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As of December 31, 2005 all remaining goodwill has been written off because of its impairment.
      In assessing the recoverability of its goodwill and other intangibles, Rockford must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Rockford may be required to record impairment

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Rockford has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. During 2004, as a result of its continued operating losses and its realignment decisions announced in September of 2004, Rockford concluded that its remaining goodwill was impaired and wrote off approximately $5.6 million to general and administrative expenses during 2004.

Advertising
      Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 2003, 2004 and 2005 was approximately $1.3 million, $1.3 million and $0.8 million, respectively. Such amounts are included in sales and marketing expenses in the Company’s Consolidated Statements of Operations.

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
      Rockford assesses the likelihood that it will able to recover its deferred tax assets. If recovery is not likely, Rockford must increase the provision, or decrease the benefit, by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. As of December 31, 2005, Rockford had valuation reserves as described in Note 7.

Product Warranty Cost and Service Returns
      Rockford’s return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a reserve is maintained for future returns from current shipments. Management calculates the reserve utilizing historical return rates by brand. These rates are reviewed and adjusted periodically as actual results become available.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of warranty reserve activity is as follows for the years ended December 31, 2004 and 2005.

	2004	2005

Balance at the beginning of year	$4,789	$2,903
Provision for warranties issued	1,016	1,258
Net settlements made during the year	(2,993)	(2,179)

Balance at the end of the year	$2,812	$1,982

Income (Loss) per Common Share
      Rockford reports income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted income per share includes the dilutive effects of options, warrants and convertible securities.

Significant Customer
      Rockford had sales to one customer representing 27.3%, 27.7% and 23.4% of net sales for the years ended December 31, 2003, 2004 and 2005, respectively and sales to another customer representing 13.7% of net sales for the year ended December 31, 2005. These customers accounted for approximately 26.0% and 8.9% of the accounts receivable balance at December 31, 2004 and 26.2% and 7.8% at December 31, 2005.

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

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,

	2003	2004	2005

	(In thousands except per share
	data)
Net loss as reported	$(5,664)	$(38,855)	$(4,087)
Proforma SFAS No. 123 expense	(402)	(378)	(451)

Proforma net loss	$(6,066)	$(39,233)	$(4,538)

Proforma loss per common share
Basic	$(0.68)	$(4.33)	$(0.49)

Diluted	$(0.68)	$(4.33)	$(0.49)

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

Reclassifications
      Certain reclassifications due to the accounting for discontinued operations have been made to the 2003 and 2004 consolidated financial statements to conform them to the 2005 presentation.

New Accounting Pronouncements
      In December 2004, the FASB issued and in April 2005 amended Statement No. 123 (FAS 123R), Share-Based Payment, effective for fiscal years beginning after June 15, 2005. FAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans. Rockford will be required to implement FAS 123R no later than the quarter that begins January 1, 2006. Rockford’s adoption will be applied on a modified prospective basis and measured and recognized on January 1, 2006. Rockford is currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impact of Rockford’s adoption of FAS 123R at this time. These methodologies and assumptions may be different than those currently employed by the Company in applying FAS 123, outlined in this note.
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

2.	Discontinued Operations
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
      Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics Inc. in October of 2004 for $7.8 million for a net gain on the sale of $5.5 million which is included in gain on disposal of discontinued operation. At closing, Rockford received approximately $6.4 million which was used to pay down Rockford’s senior credit facility. The remaining proceeds of approximately $1.2 million, net of $0.2 million of fees, were placed into an escrow account that will be used to pay claims, if any, of Universal relating to the representations made in the Stock Purchase Agreement. No claims were made as of April 1, 2005, and one-third of the escrow amount was released to Rockford in April 2005. If there are no claims before October 1, 2006 the rest of the escrow amount will be released in October 2006. The amount held in escrow is recorded as a note receivable at December 31, 2004 and 2005. At the closing Rockford also received $1.4 million in cash in full payment of a $1.4 million loan Rockford had extended to SimpleDevices. As a result, Rockford has treated the SimpleDevices operations as discontinued operations for all years presented and recorded a gain from disposal of the discontinued operation of $5.5 million in 2004.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents the results of operations for Simple Devices, Inc. for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

	December 31,

	2003	2004

	(In thousands)
Revenues	$351	$322
Cost of sales	465	234
Operating expenses	1,113	1,459
Interest and other expense (income), net	(12)	39
Income tax expense	5	—
Minority interest	(450)	(345)

Net loss	$(770)	$(1,065)

      MB Quart. Rockford placed its MB Quart GmbH subsidiary into receivership under German law in September of 2004. By instituting the receivership, Rockford relinquished any future benefit from the assets of this subsidiary. As a result, Rockford has treated the MB Quart GmbH operations as discontinued operations for all years presented.
      The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

	December 31,

	2003	2004	2005

	(In thousands)
Revenues	$5,330	$4,547	$—
Cost of sales	3,159	2,840	—
Operating expenses	5,089	3,317	63
Interest and other expense (income), net	44	4	—
Income tax benefit	(572)	(6)	—

Net loss	$(2,390)	$(1,608)	$(63)

      Rockford Home Group. On December 26, 2002, Rockford acquired the NHT (Now Hear This) business and assets from Recoton Corporation. The assets acquired and liabilities assumed were recorded at their fair values at the date of the acquisition. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of NHT were included in Rockford’s consolidated results of operations beginning December 26, 2002. The acquisition was not significant under the requirements of the Securities and Exchange Commission. In January 2005, Rockford engaged an investment banker to assess strategic alternatives, including a potential sale, of its Rockford Home Group which was primarily comprised of its NHT business. The Fosgate Audionics and Hafler businesses, along with NHT, made up the Rockford Home Group.
      On October 18, 2005, Rockford sold the assets and liabilities of NHT for a cash purchase price of $2.4 million and Rockford recorded a net loss on the sale of approximately $1.0 million, net of fees, which is included in loss from disposal of discontinued operations. At the closing, Rockford received approximately $2.2 million and the remaining proceeds of approximately $0.2 million were placed into an escrow account that will be used to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. If there are no claims, the escrow amount will be released to Rockford in October 2006. The amount held in escrow was recorded as a note receivable at December 31, 2005.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of December 31, 2005, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.5 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of December 31, 2005. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
      The following represents the results of operation for Rockford’s Home Group for the periods presented and are reported on Rockford’s Consolidated Statements of Operations as results from discontinued operations:

	December 31,

	2003	2004	2005

	(In thousands)
Revenues	$8,627	$8,698	$5,266
Cost of sales	5,898	5,370	3,165
Operating expenses	2,319	4,131	2,382
Interest and other expense (income), net	(15)	(7)	1

Net income (loss)	$425	$(796)	$(282)

      Cash Flows from Discontinued Operations. In 2005 Rockford has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations as seen in the consolidated statement of cash flows, which in prior periods were reported on a combined basis as a single amount.

3.	Inventories
      Inventories consisted of the following:

	December 31,

	2004	2005

	(In thousands)
Raw materials	$6,392	$6,126
Work in progress	1,732	1,494
Finished goods	23,663	10,998

	$31,787	$18,618

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2004	2005

	(In thousands)
Machinery and equipment	$19,843	$13,533
Tooling equipment	7,095	5,068
Leasehold improvements	3,466	2,823
Furniture and fixtures	1,551	709
Computer software	1,566	1,659
Construction in process	275	113

	33,796	23,905
Less accumulated depreciation and amortization	(27,903)	(20,801)

	$5,893	$3,104

      Depreciation expense was approximately $4,200,000, $4,300,000 and $3,100,000 in 2003, 2004, 2005, respectively.

5.	Notes Payable and Long-Term Debt
      Notes payable and long-term debt consisted of the following:

	December 31,

	2004	2005

	(In thousands)
$25,000,000 asset based facility	$15,516	$6,109
4.5% convertible senior subordinated secured notes	12,500	9,500
Other	2,688	—

	30,704	15,609
Less debt discount	(563)	(313)
Less current portion	(18,204)	(6,109)

	$11,937	$9,187

      Interest payments were approximately $855,000, $2,090,000 and $2,000,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
      Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005 and March 21, 2006. This credit facility, as amended, has a 4-year term and is reduced to a $25 million asset-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 300 basis points or Prime plus 100 basis points. The interest rate was 8% at December 31, 2005. As of December 31, 2005, Rockford was in compliance with all applicable covenants.
      The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lock-Box Arrangement, Rockford has recorded the $15.5 and $6.1 million outstanding balance as at December 31, 2004 and 2005, respectively on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for the entire term.
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
      As of September 30, 2004, Rockford was in default under the indenture under which it issued the convertible notes. The default was caused by the voluntary receivership of MB Quart GmbH. The holders of the convertible notes waived the default on November 12, 2004. In connection with the waiver, the holders retroactively waived their right to be paid default interest and the interest rate on the notes remained at 4.5% (versus the 9.5% default interest rate). The noteholders waived the default in exchange for an amendment to the notes that reduced the conversion price from $5.29 per share to $4.61 per share. This will increase the number of shares of common stock issuable, if all of the notes are converted, from 2,362,949 shares to 2,711,497 shares. In addition, the original warrants issued were increased to allow the purchase of 1,187,500 shares of common stock versus 590,737 shares available under the original agreement (excluding 59,073 warrants issued to Piper Jaffray & Co., the placement agent in the original transaction). The exercise price of the warrants, including the Piper Jaffray warrants, was also lowered from $5.75 to $3.73 per share. Finally, the agreement was amended to delete the provision that provided for the early termination of the note-holder’s second priority lien on certain assets if Rockford’s average monthly EBITDA for any twelve consecutive months commencing with the month ending June 30, 2004 is positive. Rockford was in compliance with all applicable covenants as of December 31, 2005. Due to the modification of the convertible notes and warrants, Rockford recorded additional interest expense of approximately $45,000 as determined under the Black-Scholes pricing model, in 2004.
      In November of 2005, Rockford repurchased $3 million face value of the convertible notes and 285,000 associated warrants for a total price of approximately $2.7 million of which approximately $2.6 million was allocated to the purchase of the notes and approximately $0.1 million to the purchase of the warrants. Rockford recorded a gain to other expense of approximately $0.1 million, net of fees and write-off of unamortized debt issuance costs. After effecting this repurchase, the remaining notes, if fully converted, would be converted into 2,060,738 shares of Rockford’s common stock and the outstanding warrants permit the purchase of 961,573 additional shares.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate principal payments due on long-term debt are as follows:

Years Ending December 31,

(In thousands)
2006	$—
2007	—
2008	6,109
2009	9,500
2010	—

15,609
Less: unaccreted discount	313

$15,296

6.	Leases
      Rockford leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through December 2011.
      Future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2005:

Operating Leases

(In thousands)
2006	$2,621
2007	2,077
2008	1,764
2009	812
2010	316
Thereafter	216

Total minimum lease payments	$7,806

      Total rental expense for all operating leases was approximately $3,479,000, $2,868,000 and $3,224,000 for the years ended December 31, 2003, 2004 and 2005 respectively. There were no capital leases at December 31, 2004 and 2005, respectively.
      Rockford has a lease for a warehouse in Germany through December 31, 2011. Future lease commitments on this lease are approximately $1.3 million. Rockford believes it will not utilize this warehouse after the first half of 2006 and is attempting to sublease or otherwise terminate the lease. If Rockford is unable to sublease or otherwise terminate the lease agreement it will result in a one-time charge to 2006 results. No amounts have been recorded as of December 31, 2005 in connection with this lease commitment.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes
      Significant components of Rockford’s deferred tax assets are:

	December 31,

	2004	2005

	(In thousands)
Deferred tax assets
Inventory basis	$4,408	$1,820
Basis in receivables	1,741	1,294
Book over tax depreciation	78	222
Accrued warranty	1,074	733
Net operating loss carryforward	5,285	11,233
Federal and state credit carryforwards	935	2,035
Accrued liabilities and other	837	198

Gross deferred tax assets	14,358	17,535
Valuation allowance	(14,358)	(17,535)

Net deferred tax assets	$—	$—

      During 2004, a valuation allowance was recorded on the entire remaining unreserved deferred tax assets. This practice continued in 2005. In 2005, the valuation allowance increased by $3,177,000 to $17,535,000 at December 31, 2005. The valuation allowance includes approximately $145,000 for net operating loss carryforwards that relate to stock option compensation expense and warrants expense for income tax reporting purposes. Any utilization of these net operating loss carryforwards would be recorded as an increase in additional paid in capital. Valuation allowances are subject to reversal in future years at such time as the actual benefits are utilized or operating profits become sustainable at a level that meets the recoverability criteria under SFAS 109 Accounting for Income Tax. The recoverability criteria in SFAS 109 requires a judgment of whether it is more likely than not, based on an evaluation of positive and negative evidence, that a valuation allowance is not needed. If in the future, positive evidence of sufficient quality overcomes the negative evidence, Rockford would reverse all or a portion of the valuation allowance resulting in a decrease to income tax expense in the consolidated statement of operations. Rockford evaluates whether the deferred tax assets are realizable, and the need for valuation allowances, quarterly.
      At December 31, 2005 Rockford had a net operating loss carryforward for United States federal income tax purposes of approximately $30,198,000. Approximately $28,260,000 of this carryforward is from domestic operations and can be carried forward. This amount will begin to expire in 2024. This carryforward results in a deferred tax asset of approximately $9,608,000. Approximately $1,938,000 of this loss is subject to an annual limitation under Section 382 and will begin to expire in 2011 if not utilized. This carryforward results in a deferred tax asset of approximately $658,000. Rockford also has a deferred tax asset in the amount of $967,000 for state tax loss carryforwards. The state loss carryforwards begin to expire in 2008. Rockford also has approximately $2,035,000 of federal and state tax credits for alternative minimum tax and research and experimentation. The research and experimentation credits begin to expire in 2022 and 2017. However, the alternative minimum tax credits can be carryforward indefinitely. These total credits result in a deferred tax asset of approximately $2,035,000. A valuation allowance was recorded for the entire unreserved balance of net operating loss carryforwards and credits in 2005. Rockford has not recorded a benefit related to losses generated outside of the United States.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the federal and state income tax expense (benefit) are:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Current:
Federal expense (benefit)	$(2,445)	$(928)	$—
State expense (benefit)	(10)	—	—
Foreign expense	69	—	—

Total current expense (benefit)	(2,386)	(928)	—
Deferred:
Federal expense (benefit)	126	4,900	—
State expense (benefit)	(209)	625	—
Foreign expense(benefit)	(581)	591	—

Total deferred expense (benefit)	(664)	6,116	—

Income tax expense (benefit)	$(3,050)	$5,188	$—

      A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Federal statutory rate — continuing operations	$(1,696)	$(10,715)	$(1,022)
Federal statutory rate — discontinued operations	(1,267)	(732)	(368)
State tax net of federal benefit	(206)	7	—
State tax operating loss carryforward	—	(570)	(552)
Nondeductible items	(25)	16	178
Nondeductible goodwill	—	2,420	—
Foreign rate differential	(137)	—	—
Federal and state tax credits	—	—	(1,100)
Other, net	(149)	(205)	(313)
Increase in valuation allowance	575	13,409	3,177
Use of previously unbenefited net operating losses	(457)	—	—
Write-off of affiliate deferred tax assets	—	596	—
Affiliate unbenefited losses	312	962	—

Income tax expense (benefit)	$(3,050)	$5,188	$—

      Rockford’s loss attributable to foreign operations amounted to approximately $(1,378,000), $(10,540,000) and $(8,000) for years ended December 31, 2003, 2004 and 2005, respectively. Loss attributable to domestic operations amounted to approximately $(4,286,000), $(28,315,000) and $(4,079,000) for the years ended December 31, 2003, 2004 and 2005, respectively.
      In 2003, Rockford received refunds in the amount of $1,404,000, net of $315,000 in payments. In 2004, Rockford received refunds in the amount of $3,144,000. In 2005, Rockford received refunds in the amount of $773,000. The 2003 refunds were primarily due to overpayments of tax attributable to the 2002 tax year. The 2004 and 2005 refunds were primarily due to carry backs of net operating losses into years in which the Company was in a taxable position.

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
      On December 21, 2005 Rockford’s Board of Directors approved accelerating the vesting of certain out-of-the-money, unvested stock options held by current employees, including executive officers and directors. All stock options priced at or above $5.70 were considered to be out-of-the-money. The acceleration was effective as of December 21, 2005. The acceleration of these options was done primarily to eliminate future compensation expense Rockford would otherwise recognize in its income statement with respect to these options upon the adoption of FAS 123R. In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, management believes that the acceleration may have a positive effect on employee morale and retention. The future expense that was eliminated was approximately $0.3 million, of which approximately $0.2 million is attributable to options held by executive officers and directors.
      Proforma information regarding net income (loss) and net income (loss) per share is required by FAS No. 123, which also requires that the information be determined as if Rockford has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black Scholes-pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2003	2004	2005

Expected life of the award	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	2.9%	3.4%	4.5%
Expected volatility	0.73	0.46	0.46

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity under the stock option plans during the years ended December 31, 2003, 2004 and 2005 is as follows:

		Outstanding Options

	Shares Available		Weighted Average
	Under Option	Shares	Exercise Price

Outstanding at December 31, 2002	615,983	1,466,391	$4.92
Granted	(167,000)	167,000	5.70
Exercised	—	(174,449)	3.32
Expired	98,376	(98,376)	4.83

Outstanding at December 31, 2003	547,359	1,360,566	5.21
Granted	(482,050)	482,050	3.53
Exercised	—	(151,300)	1.89
Expired	9,764	(94,790)	5.02

Outstanding at December 31, 2004	75,073	1,596,526	5.03
Authorized	500,000	—	—
Granted	(389,150)	389,150	2.90
Exercised	—	(146,600)	2.42
Expired	250,362	(256,812)	5.30

Outstanding at December 31, 2005	436,285	1,582,264	$4.70

      The weighted average fair value of options granted during the years ended December 31, 2003 and 2004 and 2005, was $3.50, $1.67 and $1.35, respectively.
      The following table summarizes information about stock options under the plans outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding at	Average	Weighted	Outstanding at	Weighted
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$2.15 - $2.90	672,050	9.5	$2.57	296,987	$2.54
$3.41 - $4.19	256,550	1.9	$4.01	255,050	$4.02
$5.70 - $7.68	589,164	5.5	$6.72	589,164	$6.72
$11.00	64,500	4.3	$11.00	64,500	$11.00

	1,582,264			1,205,701

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income (Loss) Per Share

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except per share
	data)
Numerator
Loss from continuing operations	$(2,929)	$(35,316)	$(2,723)
Loss from discontinued operations	(2,735)	(3,539)	(1,364)

Net loss	$(5,664)	$(38,855)	$(4,087)

Denominator:
Denominator for basic loss per share	8,866	9,066	9,258
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Dilutive potential common shares	—	—	—

Denominator for diluted loss per share	8,866	9,066	9,258

Loss per common share:
Loss from continuing operations
Basic	$(0.33)	$(3.90)	$(0.29)

Diluted	$(0.33)	$(3.90)	$(0.29)

Loss from discontinued operations
Basic	$(0.31)	$(0.39)	$(0.15)

Diluted	$(0.31)	$(0.39)	$(0.15)

Net loss
Basic	$(0.64)	$(4.29)	$(0.44)

Diluted	$(0.64)	$(4.29)	$(0.44)

      The effect of 212,843 and 108,269 employee stock options were not included in the diluted loss per share calculation for December 31, 2004 and 2005 respectively, as they were not dilutive. The Company also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into the Company’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for December 31, 2004 and 2005, as they were not dilutive.

10.	Contingencies
      Rockford is a party to legal proceedings, which arise in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion the resolution of these matters will have no material effect on Rockford’s consolidated financial position or results of operations.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Benefit Plan
      Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 2003, 2004 and 2005, were approximately $662,000, $653,000 and $480,000, respectively.

12.	Stock Purchase Plan
      On May 17, 1999, the shareholders of Rockford approved an Employee Stock Purchase Plan. A total of 361,200 shares of Rockford’s common stock are reserved for issuance under the plan, which became effective September 1, 1999. Employees are eligible to participate if they are employed by Rockford or a participating subsidiary for at least 20 hours per week and more than five months in any calendar year. Each employee is able to purchase up to $25,000 worth of shares, up to a maximum of 1,000 shares in each six-month purchase period. The price per share purchased under the plan will generally be 85 percent of the fair market value of the shares. A total of 342,266 shares have been issued since inception of this plan. Rockford discontinued the Employee Stock Purchase Plan as of December 31, 2005.

13.	Segment Information
      Due to the strategic realignment Rockford operates its business primarily under the mobile audio segment.
      Below is geographic information for revenues of Rockford:

	Year Ended December 31

Region(1)	2003	2004	2005	% 2005

	(In thousands)
United States	$130,546	$133,682	$112,657	83.0%
Other Americas	8,880	9,295	9,438	7.0%
Europe	13,489	12,544	9,042	6.7%
Asia	4,813	5,336	4,545	3.3%

Total sales to external customers	$157,728	$160,857	$135,682	100.0%

(1)	Revenues are attributed to geographic regions based on the location of customers.
      For the years ended December 31, 2003, 2004 and 2005, sales to one customer accounted for 27.3%, and 27.7% and 23.4% of total net sales, respectively and sales to another customer represented 13.7% of net sales for the year ended December 31, 2005.

14.	Disposal of Assets
      Rockford recorded the following disposal of assets in 2005:
      MB Quart. Rockford assigned its North American brand rights for MB Quart in September of 2005 and recorded a gain of approximately $0.8 million.

ROCKFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Q-Logic. Rockford has reached a tentative agreement to sell the assets of its Q-Logic enclosures line of products and expects a definitive agreement will be executed in March or April of 2006. Rockford adjusted the carrying value of its Q-Logic assets by recording an impairment charge to cost of goods sold of approximately $0.8 million as of December 2005. The impairment loss of $0.8 million is allocated as follows:

	Year Ended December 31, 2005

		Pro Rata	Allocation of	Adjusted
	Carrying	Allocation	Impairment	Carrying
	Amount	Factor	Loss	Amount

	(In thousands)
Account Receivable	$1,216	—%	$—	$1,216
Inventories	1,269	42.4	(345)	924
Property and Equipment, Net	469	57.6	(469)	—
Current Liabilities	(571)	—	—	(571)

	$2,383	100.0%	$(814)	$1,569

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Rockford’s principal executive officer (“CEO”) and principal financial officer (“CFO”) are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Rockford’s disclosure controls and procedures as at December 31, 2005 in order to comply with the SEC’s requirements for certification of this Form 10-K. Rockford is a non-accelerated filer and, accordingly, it is required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-K for its fiscal year ending December 31, 2007.
      Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. Rockford is currently in the process of establishing an enhanced internal control process. Rockford did not make any substantial changes in its internal review of Rockford’s financial reporting during 2005.
      Based on their review of Rockford’s disclosure controls and policies, Rockford’s CEO and CFO concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Rockford in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by Rockford in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures for 2005.

Changes in Internal Controls
      Rockford has not made changes to Rockford’s internal controls, and is not aware of changes in other factors that could affect these controls, since the review of those controls as of December 31, 2005.
      As part of the review of controls as at December 31, 2005, Rockford’s CEO and CFO concluded that the inadequacies of internal controls and procedures reported in Rockford’s annual reports for 2003 and 2004 had been corrected and did not affect the effectiveness of Rockford’s disclosure controls and procedures relating to this Annual Report for 2005.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item with respect to items 401 and 405 of Regulation S-K is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 10, 2006.
      Rockford has adopted a Code of Business Ethics and Policy that applies to its directors, officers and employees, including its principal executive officer, and principal financial officer. The Code of Business Ethics and Policy is available on Rockford’s Internet website at www.rockfordcorp.com. Rockford will post on its website information about any amendment to, or wavier from, any provision of the Code of Business Ethics and Policy that applies to its principal executive officer, principal financial officer, or principal accounting officer.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Executive Officers and Board of Directors — Director Compensation,” “Related Party Transactions — Suttle Employment Agreement” and “Stock Price Performance Graph” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 10, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to the section entitled “Principal Shareholders and Shareholdings of Officers and Directors” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 10, 2006.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the section entitled “Related Party Transactions” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 10, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 10, 2006.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Consolidated Financial Statements
      See Index to Consolidated Financial Statements on page 32 of this report.
Financial Statement Schedule
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ROCKFORD CORPORATION

Column A	Column B	Column C		Column D	Column E

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts(2)	Deductions(1)	End of Period

	(In thousands)
December 31, 2005
Receivable allowances	$3,163	$388	$3,517	$4,761	$2,307
December 31, 2004
Receivable allowances	$2,901	$1,841	$5,100	$6,679	$3,163
December 31, 2003
Receivable allowances	$2,876	$627	$4,990	$5,592	$2,901

(1)	Deductions taken by customers for prompt payment and freight discounts. Includes accounts written off net of recoveries.

(2)	Amounts netted against sales.
      Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+

3.2		Restated Bylaws as amended through July 27, 2000++

3.3		Amendment to Articles of Incorporation filed on January 12, 1988+

3.4		Amendment to Articles of Incorporation filed on May 12, 1999+

3.5		Amendment to Articles of Incorporation filed on May 17, 1999+

3.7		Amendment to Articles of Incorporation filed on July 1, 1999+

4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###

4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###

4.3		Form of Warrant to Purchase Common Stock###

4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###

4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###

4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###

4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###

4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####

4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####

10.1		1994 Stock Option Plan*+

10.2		1997 Stock Option Plan*+

10.3		1999 Employee Stock Purchase Plan as amended and restated*+

10.4		Rockford Corporation 2005 Stock Option Plan

10.8		Form of Dealership Agreements+

10.14		Employee 401(k) Deferred Compensation Plan and amendments thereto*+

10.35		Form of Indemnification Agreement*+

10	.35.1	Schedule for Indemnification Agreement*+

10.48		2002 Stock Option Plan*+++

10.54		Lease Agreement between Robert Grooters Development Company and Rockford Corporation#

10.55		Warehouse Storage & Logistics Agreement between Titan Logistics, Inc. and Audio Innovations, Inc.#

10.56		Multi-tenant Industrial Net Lease between Calwest Industrial Holdings, LLC and Rockford Corporation, dated July 16, 2003#

10.57		Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, effective January 23, 2003#
10.58		Direct Imports Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, dated March 6, 2003#
10.59		Commercial Lease Agreements between David and Yvonne Cunningham and Rockford Corporation, as amended#
10.60		Commercial Lease Agreement between William Basore and Rockford Corporation, as amended#
10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##

Exhibit
Number		Description of Document

10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***
10.64		Stock Purchase Agreement among SimpleDevices, Inc., the stockholders of SimpleDevices, Inc. and Universal Electronics Inc., dated as of October 1, 2004***
10.65		Agreement among Tobias Wahl, in his capacity as insolvency trustee of MB Quart GmbH, Rockford Corporation and Rockford Europe Vertriebs GmbH, dated as of March 11, 2005***
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
10.67		Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**
10.68		Asset Purchase Agreement between Rockford Corporation and NHT, Inc., effective as of October 18, 2005 and relating to the sale of the assets of Rockford’s NHT business.**
10.69		Assignment between Rockford and Maxxsonics Europe GmbH relating to the assignment of the MB Quart brand rights in North America to Maxxsonics.**
10.70		Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).
21		List of Subsidiaries of Rockford Corporation
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle
31.2		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001.

#	Previously filed on March 30, 2004 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2003.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005 with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 27, 2006.

ROCKFORD CORPORATION

By:	/s/ W. GARY SUTTLE

W. Gary Suttle
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. GARY SUTTLE W. Gary Suttle	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2006

/s/ RICHARD G. VASEK Richard G. Vasek	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	March 27, 2006

/s/ MARK BARRIERE Mark Barriere	Corporate Controller (Principal Accounting Officer)	March 27, 2006

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 27, 2006

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	March 27, 2006

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	March 27, 2006

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	March 27, 2006

/s/ JOHN P. LLOYD John P. Lloyd	Director	March 27, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###

4.2	Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###

4.3	Form of Warrant to Purchase Common Stock###

4.4	Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###

4.5	Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###

4.6	Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###

4.7	Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###

4.8	Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####

4.9	Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####

10.1	1994 Stock Option Plan*+

10.2	1997 Stock Option Plan*+

10.3	1999 Employee Stock Purchase Plan as amended and restated*+

10.4	Rockford Corporation 2005 Stock Option Plan

10.8	Form of Dealership Agreements+

10.14	Employee 401(k) Deferred Compensation Plan and amendments thereto*+

10.35	Form of Indemnification Agreement*+

10.35.1	Schedule for Indemnification Agreement*+

10.48	2002 Stock Option Plan*+++

10.54	Lease Agreement between Robert Grooters Development Company and Rockford Corporation#

10.55	Warehouse Storage & Logistics Agreement between Titan Logistics, Inc. and Audio Innovations, Inc.#

10.56	Multi-tenant Industrial Net Lease between Calwest Industrial Holdings, LLC and Rockford Corporation, dated July 16, 2003#

10.57	Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, effective January 23, 2003#

10.58	Direct Imports Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, dated March 6, 2003#

10.59	Commercial Lease Agreements between David and Yvonne Cunningham and Rockford Corporation, as amended#

10.60	Commercial Lease Agreement between William Basore and Rockford Corporation, as amended#

10.62	Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##

Exhibit
Number	Description of Document

10.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***

10.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***

10.63	Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***

10.64	Stock Purchase Agreement among SimpleDevices, Inc., the stockholders of SimpleDevices, Inc. and Universal Electronics Inc., dated as of October 1, 2004***

10.65	Agreement among Tobias Wahl, in his capacity as insolvency trustee of MB Quart GmbH, Rockford Corporation and Rockford Europe Vertriebs GmbH, dated as of March 11, 2005***

10.66	Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####

10.67	Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**

10.68	Asset Purchase Agreement between Rockford Corporation and NHT, Inc., effective as of October 18, 2005 and relating to the sale of the assets of Rockford’s NHT business.**

10.69	Assignment between Rockford and Maxxsonics Europe GmbH relating to the assignment of the MB Quart brand rights in North America to Maxxsonics.**

10.70	Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).

21	List of Subsidiaries of Rockford Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001.

#	Previously filed on March 30, 2004 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2003.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005 with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.