Form 10-Q
period 2006-03-31
ROCKFORD CORP
filed 2006-05-12
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number 000-30138
ROCKFORD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

ARIZONA	86-0394353
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

600 South Rockford Drive	85281
Tempe, Arizona	(Zip Code)
(Address of Principal Executive Offices)
(480) 967-3565
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). (Check one)
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:
     As of May 9, 2006, there were 9,385,970 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

ROCKFORD CORPORATION AND SUBSIDIARIES

Forward Looking Statements
Part I: Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — March 31, 2006 (Unaudited) and December 31, 2005
Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2006 and 2005 (Unaudited)
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2006 and 2005 (Unaudited)
Notes to Condensed Unaudited Consolidated Financial Statements — March 31, 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II: Other Information
Item 1. Legal Proceedings
Item 1A. Rick Factors
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications
EX-10.71
EX-10.72
EX-10.73
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
     When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2005, filed with the SEC on March 31, 2006, and in Item 1A to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Item 1A to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $2,202 and $2,307 at March 31, 2006 and December 31, 2005, respectively	24,496	24,721
Inventories	17,340	18,618
Income taxes receivable	372	168
Prepaid expenses and other current assets	4,196	3,901
Current assets of discontinued operations	245	289

Total current assets	46,649	47,697
Property and equipment, net	2,977	3,104
Other assets	1,745	1,497

Total assets	$51,371	$52,298

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,881	$10,182
Accrued salaries and incentives	1,535	1,317
Accrued warranty	1,903	1,982
Other accrued expenses	5,265	4,890
Current portion of capital lease and other long-term liabilities	280	—
Asset-based credit facility	6,047	6,109

Total current liabilities	24,911	24,480
Notes payable, less unaccreted discount of $291 and $313 at March 31, 2006 and December 31, 2005, respectively	9,209	9,187
Long-term portion of capital lease and other long-term liabilities	594	—

Total liabilities	34,714	33,667
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000 Issued shares — 9,386 shares at March 31, 2006 and 9,384 at December 31, 2005	94	94
Additional paid-in capital	37,620	37,548
Retained deficit	(21,461)	(19,408)
Accumulated other comprehensive income	404	397

Total shareholders’ equity	16,657	18,631

Total liabilities and shareholders’ equity	$51,371	$52,298

Note: The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
Net sales	$29,928	$39,616
Cost of goods sold	22,070	28,293

Gross profit	7,858	11,323
Operating expenses:
Sales and marketing	4,940	5,828
General and administrative	3,660	4,413
Research and development	1,001	811

Total operating expenses	9,601	11,052

Operating income (loss)	(1,743)	271
Interest and other expense, net	316	746

Loss from continuing operations before income taxes	(2,059)	(475)
Income tax expense	—	16

Loss from continuing operations	(2,059)	(491)
Income (loss) from discontinued operations	6	(117)

Net loss	$(2,053)	$(608)

Net loss per common share:
Income (loss) from continuing operations
Basic	$(0.22)	$(0.05)

Diluted	$(0.22)	$(0.05)

Income (loss) from discontinued operations
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

Net loss
Basic	$(0.22)	$(0.07)

Diluted	$(0.22)	$(0.07)

Weighted average shares:
Basic	9,385	9,233

Diluted	9,385	9,233

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2006	2005
Cash flow from continuing operating activities:
Net loss from continuing operations	$(2,059)	$(491)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	712	1,009
Gain on divestiture of business	(58)	—
Loss on exit of European leases	700	—
Gain on sale of property and equipment	(2)	(15)
Share based compensation expense	68	—
Provision for doubtful accounts	3	196
Provision for inventory	116	187
Changes in operating assets and liabilities:
Accounts receivable	(1,234)	(3,521)
Inventories	295	4,850
Prepaid expenses and other	65	(219)
Accounts payable	269	(3,931)
Accrued salaries and incentives	218	311
Accrued warranty	(64)	(65)
Income taxes payable (receivable)	(204)	21
Other accrued expenses	526	(917)

Net cash used in operating activities	(649)	(2,585)
Cash flow from investing activities:
Purchases of property and equipment	(151)	(143)
Proceeds from sale of property and equipment	2	93
Net proceeds from divestiture of businesses	750	—
(Increase) decrease in other assets	91	(106)

Net cash provided by (used in) investing activities	692	(156)
Cash flow from financing activities:
Net proceeds from (payments on) bank debt and short term notes	(46)	2,756
Payments on capital lease obligations	(9)	—
Proceeds from employee stock purchase plan	—	48
Proceeds from exercise of stock options	5	—

Net cash (used in) provided by financing activities	(50)	2,804
Effect of exchange rate changes on cash	7	(63)

Net increase in cash flow from continuing operations	—	—
Net increase in cash flow from discontinued operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	17	51
Cash flow used in investing activities	—	(51)
Cash flow used in financing activities	(17)	—

Net increase in cash flow from discontinued operations	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
1. Basis of Presentation
Unaudited Interim Financial Information
     Rockford Corporation and subsidiaries (“Rockford”) has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X consistent in all material respects with those applied in Rockford’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”) — see Note 2. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, Rockford has made all adjustments necessary for a fair presentation.
     Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results you may expect for the year ending December 31, 2006. Certain reclassifications have been made to the March 31, 2005 interim financial statements in order to conform to the March 31, 2006 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.
Comprehensive Loss
     The components of comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Net loss	$(2,053)	$(608)
Foreign currency translation adjustments	7	(63)

Total comprehensive loss	$(2,046)	$(671)

2. Share-based Compensation
     At March 31, 2006 Rockford had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to four years, and have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued.
     Prior to January 1, 2006 Rockford accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25 stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No 25, and generally requires that such transactions be accounted for using prescribed fair-value based methods. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.
     Effective January 1, 2006 Rockford adopted SFAS No 123R using the modified prospective method. No share-based employee compensation cost has been reflected in net loss prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R increased loss before income tax expense and net loss for the three months ended March 31, 2006 by approximately $68,000. Basic and diluted net loss per common share for the three months ended March 31, 2006 would have been $0.21 and $0.21, respectively, if Rockford had not adopted SFAS No. 123R, compared to reported basic and diluted net loss per common share of $0.22 and $0.22 respectively. The total value of stock option awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $489,000 and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.
     Prior to the adoption of SFAS No. 123R, Rockford presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the three months ended March 31, 2006.
     A summary of stock option activity within Rockford’s share-based compensation plans and changes for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2005	1,582,264	$4.70
Granted	50,000	$3.47
Exercised	(1,750)	$2.69
Terminated/expired	(2,950)	$6.38

Balance at March 31, 2006	1,627,564	$4.66	6.4 years	$882,000

     The intrinsic value of options exercised during the three months ended March 31, 2006 was $2,000. Options exercisable under Rockford’s share-based compensation plans at March 31, 2006 were 1,213,501, with an average exercise price of $5.33, an average remaining contractual term of 5.6 years, and an aggregate intrinsic value of $408,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	.46	.46
Risk-free interest rate	4.7%	3.4%
Expected life of options	5 years	5 years
     Using this model, the weighted average fair value of stock options granted during the three months ended March 31, 2006 was $1.60 per share. There were no stock options granted during the three months ended March 31, 2005.

     The following table illustrates the effect on net loss and net loss per common share as if Rockford had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to Rockford’s adoption of SFAS No. 123R:

Three months
ended
March 31,
2005
(In thousands,
except per
share data)
Net loss as reported	$(608)
Proforma SFAS No. 123 expense	(63)

Proforma net loss	$(671)

Proforma loss per common share:
Basic	$(0.07)

Diluted	$(0.07)

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period.
3. Discontinued Operations
     Rockford Home Group. In January 2005, Rockford engaged an investment banker to assess strategic alternatives, including a potential sale, of its Rockford Home Group which was primarily comprised of Rockford’s NHT business. The Fosgate Audionics and Hafler businesses, along with NHT, made up the Rockford Home Group.
     On October 18, 2005, Rockford sold the assets and liabilities of NHT for a cash purchase price of $2.4 million. At the closing, Rockford received approximately $2.2 million and the remaining proceeds of approximately $0.2 million were placed into an escrow account that will be used to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. If there are no claims, the escrow amount will be released to Rockford in October 2006. The amount held in escrow was recorded as a note receivable at March 31, 2006.
     In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of March 31, 2006, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.4 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of March 31, 2006. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     The following represents the results of operation for Rockford’s Home Group for the three months ended March 31, 2006 and 2005 and are reported on Rockford’s statement of operations as results from discontinued operations:

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Revenues	$17	$1,951
Cost of sales	11	1,246
Operating expenses	—	823
Interest and other (income) expense, net	—	(1)

Net income (loss)	$6	$(117)

4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials	$7,865	$6,126
Work-in-progress	1,381	1,494
Finished goods	8,094	10,998

	$17,340	$18,618

5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	March 31,
	2006	2005
	(In thousands, except per
	share data)
Numerator:
Loss from continuing operations	$(2,059)	$(491)
Income (loss) from discontinued operations	6	(117)

Net loss	$(2,053)	$(608)

Denominator:
Denominator for basic net loss per share
Effect of dilutive securities:	9,385	9,233
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted net income (loss) per share	9,385	9,233

Loss per common share:
Loss from continuing operations
Basic	$(0.22)	$(0.05)

Diluted	$(0.22)	$(0.05)

Income (loss) from discontinued operations
Basic	$0.00	$(0.01)

Diluted	$0.00	$(0.01)

Net loss
Basic	$(0.22)	$(0.07)

Diluted	$(0.22)	$(0.07)

     The effect of 200,620 and 468,871 employee stock options were not included in the diluted loss per share calculation for the three month period ended March 31, 2006 and 2005, respectively, as they were not dilutive. As of March 31, 2006 Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June, 2009 and Rockford has the right automatically to convert the notes before maturity under certain circumstances. The conversion price at March 31, 2006, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for March 31, 2006 and 2005, as they were not dilutive.

6. Notes Payable and Long-Term Debt
     Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005 and March 21, 2006. This credit facility, as amended, has a 4-year term and is reduced to a $25 million asset-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 300 basis points or Prime plus 100 basis points. The balance on the facility and interest rate were $6.0 million and 8.25% per annum, respectively, at March 31, 2006. At March 31, 2006, Rockford was in compliance with all applicable covenants.
     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $6.0 million and $6.1 million outstanding balance as at March 31, 2006 and December 31, 2005 respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
     Rockford has outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $9.5 million face value are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The discount on the notes is being accreted ratably, over the term of the notes, to the $9.5 million amount due at maturity. Debt issuance costs were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,060,738 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders also have a second priority lien on certain Rockford assets.
7. Disposal Of Assets
     Q-Logic. Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $750,000 of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable at March 31, 2006. Rockford adjusted the carrying value of its Q-Logic assets by recording an impairment charge to cost of goods sold of approximately $0.8 million as of December 31, 2005. As a result of the sale of the Q-Logic assets on March 31, 2006, Rockford recorded a gain of approximately $0.1 million to interest and other expense.
8. Restructuring
     During the first quarter of 2006, Rockford restructured its European operations whereby Rockford will sell its product through master distributors. Historically, in some European countries Rockford distributed and sold products directly using its own warehouse and sales office. Rockford recorded a liability for the future lease obligations of the vacated facilities by taking a $0.7 million charge which increased cost of goods sold and general and administrative expense for the three months ended March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
     This discussion and analysis of financial condition and results of continuing operations should be read in conjunction with Rockford’s unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations included as part of Rockford’s Form 10-K for the year 2005, filed with the SEC on March 31, 2006.
Overview
     Rockford believes the strategic realignment announced in 2004, the investments made in new products, distribution channels and technologies during 2004 and 2005, and improvements it is implementing in its processes, have positioned Rockford for improved financial performance in 2006 and 2007. The strategic realignment has re-focused Rockford on its core mobile audio business and has resulted in the divestiture of its non-core businesses. Rockford has also restructured its European operations, ending direct sales of product to dealers and appointing new master distributors who will undertake European sales. On March 31, 2006, Rockford sold the assets and liabilities of its Q-Logic enclosure business. There were liabilities of approximately $0.9 million at March 31, 2006 associated with Rockford’s strategic realignment. In Rockford's press release relating to its first quarter 2006 results, Rockford anticipated that the $0.7 million charge related to Rockford's vacated European facilities would be included in interest and other expense. After further review, Rockford determined it should reclassify this expense, allocating $0.6 million to cost of goods sold and the balance to general and administrative expense. This reclassification did not change Rockford's net loss, but it reduced gross profit as a percent of net sales by 1.9% and reduced operating income by $0.7 million compared to the amounts reported in the press release.
     Rockford’s results in the first three months of 2006 were lower compared to the first three months of 2005. The 2006 period included charges related to the closures of Rockford’s European facilities and start-up costs incurred related to new product introductions for 2006, partially offset by reduced expense levels resulting from the realignments undertaken during 2004 and 2005. These items along with lower net sales contributed to an increase in net loss for the three months ended March 31, from $(0.07) per share in 2005 to $(0.22) per share in 2006. Net sales for the first three months of 2006 decreased compared to the first three months of 2005 by $9.7 million, or 24.5% primarily due to lower sales of Rockford Fosgate and Lightning Audio branded products, including the elimination of sales associated with the discontinued source unit business, as well as the elimination of sales of MB Quart and Omnifi branded products.
     Rockford continues to expect a shift in its sales mix into different distribution channels. In recent periods sales in the car audio aftermarket channels have been relatively flat or have had declines in sales while the OEM channels have seen growth in sales. Rockford does not see a reason to expect a change in these overall trends, although it is working to increase aftermarket sales. Assuming a moderate decline in the overall car audio aftermarket, Rockford believes that it should be able to stabilize or even increase its own aftermarket sales. The shift toward OEM sales has had positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing out of sales seasonality.
Adoption of SFAS No. 123R
     As explained in Note 2 to the condensed consolidated financial statements included elsewhere in this report, as of January 1, 2006, Rockford has adopted SFAS No. 123R using the modified prospective method. During the three months ended March 31, 2006, Rockford recognized approximately $68,000 of compensation expense related to the expensing of stock options in accordance with SFAS No. 123R. This amount was allocated to cost of goods sold, sales and marketing, general and administrative, and research and development expenses, in the accompanying condensed consolidated statements of operations.

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	73.7	71.4

Gross profit	26.3	28.6
Operating expenses:
Sales and marketing	16.5	14.7
General and administrative	12.2	11.1
Research and development	3.4	2.1

Total operating expenses	32.1	27.9

Operating income (loss)	(5.8)	0.7
Interest and other expense, net	1.1	1.9

Loss from continuing operations before income tax	(6.9)	(1.2)
Income tax expense	—	—

Loss from continuing operations	(6.9)	(1.2)
Loss from discontinued operations	0.0	(0.3)

Net loss	(6.9)%	(1.5)%

     Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of products as well as warranty, warehousing and customer service expenses.
     Sales and marketing expenses primarily consist of salaries, sales commissions, outbound freight, costs of advertising, trade shows and distributor and sales representative conferences.
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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Region: (1)
United States	$25,663	$33,036
Other Americas	1,729	2,385
Europe	1,521	2,797
Asia	1,015	1,398

Total sales	$29,928	$39,616

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net Sales. Net sales decreased by $9.7 million, or 24.5%, to $29.9 million for the three months ended March 31, 2006, from $39.6 million for the three months ended March 31, 2005. The decrease in sales was primarily attributable to lower sales of the Rockford Fosgate and Lightning Audio branded product line, including the elimination of sales of Rockford’s discontinued source unit business, as well as the elimination of sales of MB Quart and Omnifi branded products. These lower sales were partially offset by increases in OEM sales and by lower sales discounts.
     U.S. sales decreased by $7.3 million, or 22.3%, to $25.7 million for the three months ended March 31, 2006, from $33.0 million for the three months ended March 31, 2005. International sales decreased by $2.3 million, or 35.2%, to $4.3 million for the three months ended March 31, 2006, from $6.6 million for the three months ended March 31, 2005. The decrease in international sales was primarily due to lower sales of the Rockford Fosgate and Lighting Audio product lines. The transition to a new distribution method in Europe contributed to this decrease.
     Gross Profit. Gross Profit decreased by $3.5 million, or 30.6%, to $7.9 million for the three months ended March 31, 2006, from $11.3 million for the three months ended March 31, 2005. As a percent of sales, gross profit decreased to 26.3% for the three months ended March 31, 2006, from 28.6% for the three months ended March 31, 2005. The gross profit decrease is primarily due to lower net sales, higher manufacturing variances, including premium freight, related to 2006 new product launches, and additional reserves for excess and obsolete inventory resulting from a cancelled product introduction and a $0.6 million charge related to future obligations for Rockford’s vacated European warehouse facilities.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.9 million, or 15.2%, to $4.9 million for the three months ended March 31, 2006 from $5.8 million for the three months ended March 31, 2005. As a percent of sales, sales and marketing expenses increased to 16.5% for the three months ended March 31, 2006 from 14.7% for the three months ended March 31, 2005. The decrease in expenses was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses decreased by $0.8 million or 17.1%, to $3.7 million for the three months ended March 31, 2006 from $4.4 million for the three months ended March 31, 2005. As a percent of sales, general and administrative expenses increased to 12.2% for the three months ended March 31, 2006 from 11.1% for the three months ended March 31, 2005. The decrease in general and administrative expenses is primarily due to lower personnel related expenses, facilities costs, bad debt expense and professional fees partially offset by a charge related to the future obligations for Rockford’s vacated European sales office.
     Research and Development Expenses. Research and development expenses increased by $0.2 million, or 23.4% to $1.0 million for the three months ended March 31, 2006, from $0.8 million for the three months ended March 31, 2005. As a percent of sales, these expenses increased to 3.4% for the three months ended March 31, 2006, from 2.1% for the three months ended March 31, 2005. The increase is primarily costs incurred related to 2006 new product introductions.
     Operating Income (Loss). Operating income (loss) declined by $2.0 million, to a $1.7 million operating loss for the three months ended March 31, 2006 from $0.3 million operating income for the three months ended March 31, 2005. As a percent of sales, operating income (loss) declined to a 5.8% operating loss for the three months ended March 31, 2006, from a 0.7% operating income for the three months ended March 31, 2005. This decline in operating income is primarily due to lower net sales and gross profit and a $0.7 million charge related to future obligations for Rockford’s vacated European facilities.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.4 million, or 42.5%, to $0.3 million for the three months ended March 31, 2006 from $0.7 million for the three months ended March 31, 2005. The decrease is primarily attributable to lower interest expense in 2006 due to lower levels of borrowings and the $0.1 million gain from the divestiture of the Q-Logic enclosure business.
     Income Tax Expense. Income tax expense from continuing operations decreased by $16,000 to a zero expense for the three months ended March 31, 2006 from a $16,000 expense for the three months ended March 31, 2005. The effective income tax rates were 0.0% for the three months ended March 31, 2006, and 3.4% for the three months ended March 31, 2005. Rockford is not recording any tax benefit on losses in the first quarter of 2006 for financial reporting purposes.

Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, if any, proceeds from its private placement of convertible notes, and bank borrowings. Rockford’s cash flow used in operations was $0.6 million for the three months ended March 31, 2006 compared to $2.6 million of cash flow used in operations for the three months ended March 31, 2005. Reductions in inventory and increases in other accrued expenses were the primary source of cash for Rockford during the first three months of 2006. Increases in accounts receivable was the primary use of cash during the first three months of 2006.
     Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005 and March 21, 2006. This credit facility, as amended, has a 4-year term and is reduced to a $25 million asset-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 300 basis points or Prime plus 100 basis points. The balance on the facility and interest rate were $6.0 million and 8.25% per annum, respectively, at March 31, 2006. At March 31, 2006, Rockford was in compliance with all applicable covenants.
     Rockford has outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $9.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The discount on the notes is being accreted ratably, over the term of the notes, to the $9.5 million amount due at maturity. Debt issuance costs were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,060,738 shares of Rockford’s common stock. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date. The noteholders also have a second priority lien on certain Rockford assets.
     Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2006 and 2007 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford anticipates that its operations will improve compared to its operations during 2005, so that its cash requirements in 2006 and 2007 will be less than its cash requirements in 2004 and 2005. Rockford did not budget for proceeds from non-core asset sales resulting from its strategic realignment, so that such proceeds have supplemented Rockford’s cash resources. The sale of the Q-Logic enclosure business completes the anticipated sale of non-core assets and Rockford does not expect additional sales to supplement its cash resources.
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
     Rockford had working capital of $21.7 million at March 31, 2006, compared to $23.2 million at December 31, 2005. The significant components of working capital at March 31, 2006 include:
•	Rockford had no cash and cash equivalents at March 31, 2006 and December 31, 2005. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $24.5 million at March 31, 2006 compared to $24.7 million at December 31, 2005. The decrease in accounts receivable balances is primarily due to the reduction of trade receivables related to the divestiture of Rockford’s Q-Logic enclosure business.

•	Rockford’s inventory position decreased from $18.6 million at the end of 2005 to $17.3 million at March 31, 2006. This inventory decrease was primarily due to improved inventory turns, and the reduction of inventory related to the divestiture of the Q-Logic enclosure business.

•	Accounts payable decreased $0.3 million, from $10.2 million at December 31, 2005 to $9.9 million at March 31, 2006. This decrease was primarily due to lower inventory purchases.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $6.0 million and $6.1 million outstanding balance as at March 31, 2006 and December 31, 2005, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
     Investing activities generated cash of $0.7 million for the three months ended March 31, 2006 versus a use of $0.2 million cash for the three months ended March 31, 2005. The source of cash from investing activities in the first three months of 2006 was primarily due to proceeds from the sale of Rockford’s Q-Logic enclosure business. Capital expenditures, the primary use of cash from investing activities, were $0.2 million for the three months ended March 31, 2006 versus $0.1 million for the three months ended March 31, 2005. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its divestiture of non-core businesses and elimination of the capital spending required for those businesses.
     As of March 31, 2006, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
Contractual Obligations as of March 31, 2006
     Rockford had certain contractual obligations at March 31, 2006 due as follows (dollars in thousands):

	Payments due by period
	Less than				More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Asset-based credit facility	$7,117	$504	$6,613	—	—
Notes payable	$10,889	$427	$855	$9,607	—
Capital leases and other long-term liabilities	$874	$280	$321	$204	$69
Operating Leases	$5,457	$2,150	$2,928	$379	—
There have not been material changes in Rockford’s Operating Leases since December 31, 2005.
     Rockford did not have any material outstanding noncancelable purchase obligations at March 31, 2006. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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
     Share-Based Compensation. As part of Rockford’s adoption of SFAS No. 123R as of January 1, 2006, Rockford was required to recognize the fair value of share-based compensation awards as an expense. Rockford applied the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and Rockford applied judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Rockford’s estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with Rockford’s assumptions and judgments used in estimating these factors, Rockford may be required to record additional stock-based compensation expense.
     Intangible Assets. Rockford accounts for acquired businesses under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. Prior to December 31, 2005, Rockford had written off all remaining goodwill because of its impairment as outlined in the notes to Rockford’s financial statements for the year ended December 31, 2005.
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

     Income Taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets at March 31, 2006, it determined that a valuation allowance in the amount of $17.5 million was required and has reserved against all of its deferred tax assets.
     Inflation
     Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2006 and 2007, if Rockford is not able to secure concessions from its suppliers. Rockford sources a significant portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by the recent change in China’s exchange rate policy and by changes in the exchange rate.
     New Accounting Standards
     In 2006 the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement permits an entity to choose either of the amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. However, earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Rockford does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flow.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Rockford’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Its holdings of cash equivalents are subject to interest rate fluctuations, but Rockford believes this risk is immaterial due to the short-term nature of these investments and the essentially zero foreign cash balances it carries. The outstanding balances on its credit facilities are also subject to interest rate fluctuations.
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
     At March 31, 2006, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.

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
     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. There was no change in internal control over financial reporting that occurred in the first quarter of 2006, and through the date of filing, that has materially affected, or is reasonably likely to materially affect, Rockford’s internal controls over financial reporting.
     Based on their review of Rockford’s disclosure controls and policies, Rockford’s CEO and CFO concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Rockford in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by Rockford in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Material Weaknesses of Disclosure Controls and Procedures
     None
Part II. Other Information
Item 1. Legal Proceedings
     Since the date of Rockford’s Annual Report for the year 2005, filed with the SEC on March 31, 2006, there have been no additional material developments in connection with the patent claim described in the Legal Proceedings section of the Annual Report.
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at March 31, 2006, Rockford was not a party to any legal proceedings that it believes are material, other than the effect of the expenses associated with the lawsuits described in the Annual Report.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 31, 2006.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.71	Asset Purchase Agreement between Rockford Corporation, Audio Innovations, Inc., and Advanced Integration, LLC, dated as of March 31, 2006

10.72	Loan and Security Agreement is between Advanced Integration, LLC as borrower and Rockford Corporation as lender, dated March 31, 2006

10.73	Subordination and Intecreditor Agreement among Rockford Corporation, Advanced Integration, LLC, and Stillwater National Bank And Trust Company, dated as of March 31, 2006

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b) During the period from January 1, 2006, through March 31, 2006, Rockford filed the following reports on Form 8-K.
•	March 23, 2006 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the year, ended December 31, 2005. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	March 31, 2006 report disclosing on Item 9 that Rockford had issued a news release regarding the timely filing of its Annual Report on Form 10-K. This report furnished a copy of the press release under Item 9 of Form 8-K.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: May 9, 2006	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.71	Asset Purchase Agreement between Rockford Corporation, Audio Innovations, Inc., and Advanced Integration, LLC, dated as of March 31, 2006

10.72	Loan and Security Agreement is between Advanced Integration, LLC as borrower and Rockford Corporation as lender, dated March 31, 2006

10.73	Subordination and Intecreditor Agreement among Rockford Corporation, Advanced Integration, LLC, and Stillwater National Bank And Trust Company, dated as of March 31, 2006

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.