Form 10-Q
period 2006-06-30
ROCKFORD CORP
filed 2006-08-08
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     As of August 3, 2006, there were 9,385,970 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $2,076 and $2,307 at June 30, 2006 and December 31, 2005, respectively	26,414	24,721
Inventories	20,994	18,618
Income taxes receivable	80	168
Prepaid expenses and other current assets	3,837	3,901
Current assets of discontinued operations	97	289

Total current assets	51,422	47,697
Property and equipment, net	2,560	3,104
Other assets	1,448	1,497

Total assets	$55,430	$52,298

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,628	$10,182
Accrued salaries and incentives	1,125	1,317
Accrued warranty	1,900	1,982
Other accrued expenses	4,591	4,890
Current portion of capital lease and other long-term liabilities	807	—
Asset-based credit facility	8,403	6,109

Total current liabilities	28,454	24,480
Notes payable, less unaccreted discount of $268 and $313 at June 30, 2006 and December 31, 2005, respectively	9,232	9,187
Long-term portion of capital lease and other long-term liabilities	122	—

Total liabilities	37,808	33,667
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000 Issued shares — 9,386 shares at June 30, 2006 and 9,384 shares at December 31, 2005	94	94
Additional paid-in capital	37,667	37,548
Retained deficit	(20,549)	(19,408)
Accumulated other comprehensive income	410	397

Total shareholders’ equity	17,622	18,631

Total liabilities and shareholders’ equity	$55,430	$52,298

Note: The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$31,668	$37,917	$61,596	$77,533
Cost of goods sold	21,295	26,188	43,365	54,481

Gross profit	10,373	11,729	18,231	23,052
Operating expenses:
Sales and marketing	4,550	6,316	9,490	12,144
General and administrative	3,470	3,995	7,130	8,408
Research and development	967	822	1,968	1,633

Total operating expenses	8,987	11,133	18,588	22,185

Operating income (loss)	1,386	596	(357)	867
Interest and other expense, net	360	870	676	1,616

Income (loss) from continuing operations before income taxes	1,026	(274)	(1,033)	(749)
Income tax expense	—	3	—	19

Income (loss) from continuing operations	1,026	(277)	(1,033)	(768)
Loss from discontinued operations	(114)	(26)	(108)	(143)

Net income (loss)	$912	$(303)	$(1,141)	$(911)

Net income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.10	$(0.03)	$(0.11)	$(0.08)

Diluted	$0.10	$(0.03)	$(0.11)	$(0.08)

Loss from discontinued operations
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Net income (loss)
Basic	$0.09	$(0.03)	$(0.12)	$(0.10)

Diluted	$0.09	$(0.03)	$(0.12)	$(0.10)

Weighted average shares:
Basic	11,447	9,233	9,385	9,233

Diluted	11,654	9,233	9,385	9,233

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2006	2005
Cash flow from continuing operating activities:
Net loss from continuing operations	$(1,033)	$(768)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by in operating activities:
Depreciation and amortization	1,311	2,242
Gain on divestiture of business	(41)	—
Loss on exit of European leases	814	—
Loss (gain) on sale of property and equipment	85	(26)
Share based compensation expense	114	—
Provision for doubtful accounts	235	359
Provision for inventory	304	409
Changes in operating assets and liabilities:
Accounts receivable	(3,384)	2,984
Inventories	(3,514)	7,817
Prepaid expenses and other current assets	425	(354)
Accounts payable	1,999	(6,310)
Accrued salaries and incentives	(192)	521
Accrued warranty	(67)	148
Income taxes receivable	88	38
Other accrued expenses and liabilities	(197)	(2,135)

Net cash (used in) provided by operating activities	(3,053)	4,925
Cash flow from investing activities:
Purchases of property and equipment	(407)	(334)
Proceeds from sale of property and equipment	64	104
Net proceeds from divestiture of businesses	804	—
(Increase) decrease in other assets	281	(81)

Net cash provided by (used in) investing activities	742	(311)
Cash flow from financing activities:
Net proceeds from (payments on) bank debt and short term notes	2,312	(4,574)
Payments on capital lease obligations	(19)	—
Proceeds from employee stock purchase plan	—	48
Proceeds from exercise of stock options	5	—

Net cash provided by (used in) financing activities	2,298	(4,526)
Effect of exchange rate changes on cash	13	(88)

Net increase in cash flow from continuing operations	—	—
Net increase in cash flow from discontinued operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	19	54
Cash flow used in investing activities	—	(54)
Cash flow used in financing activities	(19)	—

Net increase in cash flow from discontinued operations	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
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
     Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results you may expect for the year ending December 31, 2006. Certain reclassifications have been made to the June 30, 2005 interim financial statements in order to conform to the June 30, 2006 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.
Comprehensive Loss
     The components of comprehensive loss for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income (loss)	$912	$(303)	$(1,141)	$(911)
Foreign currency translation adjustments	6	(25)	13	(88)

Total comprehensive income (loss)	$918	$(328)	$(1,128)	$(999)

2. Share-based Compensation
     At June 30, 2006 Rockford had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to four years, and have a maximum term of ten years. Some options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued.
     Prior to January 1, 2006 Rockford accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25 stock options are granted at market price, no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No 25, and generally requires that such transactions be accounted for using prescribed fair-value based methods.

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
     The adoption of SFAS No. 123R increased compensation expense for the three and six months ended June 30, 2006 by approximately $47,000 and $114,000, respectively. The total value of stock option awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $431,000 and the related weighted-average period over which these costs are expected to be recognized is approximately 2.2 years.
     Prior to the adoption of SFAS No. 123R, Rockford presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the three and six months ended June 30, 2006.
     A summary of stock option activity within Rockford’s share-based compensation plans and changes for the three and six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2005	1,582,264	$4.70
Granted	50,000	$3.47
Exercised	(1,750)	$2.69
Terminated/expired	(51,350)	$4.13

Balance at June 30, 2006	1,579,164	$4.68	6.3 years	$1,155,000

     The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2,000 and $2,000, respectively. Options exercisable under Rockford’s share-based compensation plans at June 30, 2006 were 1,165,401, with an average exercise price of $5.39, an average remaining contractual term of 5.3 years, and an aggregate intrinsic value of $531,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	June 30,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	.46	.46
Risk-free interest rate	4.7%	3.4%
Expected life of options	5 years	5 years
     Using this model, the weighted average fair value of stock options granted during the six months ended June 30, 2006 was $1.60 per share. There were no stock options granted during the six months ended June 30, 2005.
     The following table illustrates the effect on net loss and net loss per common share as if Rockford had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to Rockford’s adoption of SFAS No. 123R:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005
	(In thousands,	(In thousands,
	except per	except per
	share data)	share data)
Net loss as reported	$(303)	$(911)
Proforma SFAS No. 123 expense	(62)	(124)

Proforma net loss	$(365)	$(1,035)

Proforma loss per common share:
Basic	$(0.04)	$(0.11)

Diluted	$(0.04)	$(0.11)

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
     On October 18, 2005, Rockford sold the assets and liabilities of NHT for a cash purchase price of $2.4 million. At the closing, Rockford received approximately $2.2 million and the remaining proceeds of approximately $0.2 million were placed into an escrow account that will be used to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. If there are no claims, the escrow amount will be released to Rockford in October 2006. The amount held in escrow was included in a note receivable at June 30, 2006.
     In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of June 30, 2006, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.4 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of June 30, 2006. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     The following represents the results of operation for Rockford’s Home Group for the three and six months ended June 30, 2006 and 2005 and are reported on Rockford’s statement of operations as results from discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues	$13	$1,706	$30	$3,657
Cost of sales	127	980	138	2,226
Operating expenses	—	748	—	1,571
Interest and other (income) expense, net	—	4	—	3

Net loss	$(114)	$(26)	$(108)	$(143)

4. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$8,930	$6,126
Work-in-progress	886	1,494
Finished goods	11,178	10,998

	$20,994	$18,618

5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator:
Income (loss) from continuing operations	$1,026	$(277)	$(1,033)	$(768)
Plus: Income impact of assumed conversion of convertible debt	107	—	—	—

Income (loss) from continuing operations available to shareholders	1,133	(277)	(1,033)	(768)
Loss from discontinued operations	(114)	(26)	(108)	(143)

Net income (loss)	$1,019	$(303)	$(1,141)	$(911)

Denominator:
Denominator for basic net loss per share	11,447	9,233	9,385	9,233
Effect of dilutive securities:
Employee stock options	207	—	—	—
Warrants	—	—	—	—

Dilutive potential common shares	207	—	—	—

Denominator for diluted net income (loss) per share	11,654	9,233	9,385	9,233

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.10	$(0.03)	$(0.11)	$(0.08)

Diluted	$0.10	$(0.03)	$(0.11)	$(0.08)

Income (loss) from discontinued operations
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Net income (loss)
Basic	$0.09	$(0.03)	$(0.12)	$(0.10)

Diluted	$0.09	$(0.03)	$(0.12)	$(0.10)

     The effect of 204,003, 65,517 and 88,499 employee stock options were not included in the diluted loss per share calculation for the six month period ended June 30, 2006 and 2005 and the three month period ended June 30, 2005, respectively, as they were not dilutive due to the net loss for the period. As of June 30, 2006 Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June, 2009 and Rockford has the right to automatically convert the notes before maturity under certain circumstances. The conversion price at June 30, 2006, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculations for six month period ended June 30, 2006 and 2005, and three month period ended June 30, 2005 as they were not dilutive due to the net loss for the period. Rockford excluded the warrants in the diluted income per share calculation for the three month period ended June 30, 2006 because the exercise price of the warrants exceeded the average market price of the stock.

6. Notes Payable and Long-Term Debt
     Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005 and March 21, 2006. This credit facility, as amended, has a 4-year term and is reduced to a $25 million asset-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 275 basis points or Prime plus 75 basis points. The balance on the facility was $8.4 million at June 30, 2006. At June 30, 2006, Rockford was in compliance with all applicable covenants.
     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $8.4 million and $6.1 million outstanding balance as at June 30, 2006 and December 31, 2005 respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
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
7. Disposal Of Assets
     Q-Logic. Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $750,000 of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments beginning May 1, 2006. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable. Rockford adjusted the carrying value of its Q-Logic assets by recording an impairment charge to cost of goods sold of approximately $0.8 million as of December 31, 2005. As a result of the sale of the Q-Logic assets on March 31, 2006, Rockford recorded a gain of approximately $0.1 million to interest and other expense.
8. Restructuring
     During the first quarter of 2006, Rockford restructured its European operations whereby Rockford now sells its product through master distributors. Historically, in some European countries Rockford distributed and sold products directly using its own warehouse and sales office. Rockford recorded a $0.8 million charge for the future lease obligations of the vacated facilities which increased cost of goods sold and general and administrative expense for the six months ended June 30, 2006.

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
Overview
     Rockford believes the strategic realignment announced in 2004, the investments made in new products, distribution channels and technologies during 2004 and 2005, and improvements it is implementing in its processes, have positioned Rockford for improved financial performance in 2007. The strategic realignment has re-focused Rockford on its core mobile audio business and has resulted in the divestiture of its non-core businesses. Rockford has also restructured its European operations, ending direct sales of product to dealers and appointing new master distributors who will undertake European sales. On March 31, 2006, Rockford sold the assets and liabilities of its Q-Logic enclosure business. There were liabilities of approximately $0.8 million at June 30, 2006 associated with Rockford’s European operations restructuring.
     Rockford’s results in the first six months of 2006 were lower compared to the first six months of 2005. The 2006 period included charges related to the closures of Rockford’s European facilities and start-up costs incurred related to new product introductions for 2006, partially offset by reduced expense levels from the realignments undertaken during 2004 and 2005. These items along with lower net sales contributed to an increase in net loss for the six months ended June 30, from $(0.10) per share in 2005 to $(0.12) per share in 2006. Net sales for the first six months of 2006 decreased compared to the first six months of 2005 by $15.9 million, or 20.6% primarily due to lower sales of Rockford Fosgate and Lightning Audio branded products. The decrease is also partially due to the elimination of sales of Q-Logic, domestic MB Quart and Omnifi branded products.
     In recent periods car audio aftermarket channels have seen declines in sales while the OEM channels have been relatively flat or have seen growth in sales. Rockford expects additional declines in aftermarket sales in the second half of 2006 because of the difficult market environment facing aftermarket audio dealers. Rockford also anticipates that OEM sales may decline during the second half of 2006 because of the end of certain OEM model programs (particularly the 2006 Nissan Sentra) that will be replaced over time with new OEM model introductions. In the longer term, Rockford continues to expect increases in OEM sales relative to its aftermarket sales. The shift toward OEM sales has had positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing of sales seasonality.
Adoption of SFAS No. 123R
     As explained in Note 2 to the condensed consolidated financial statements included elsewhere in this report, as of January 1, 2006, Rockford has adopted SFAS No. 123R using the modified prospective method. During the three and six months ended June 30, 2006, Rockford recognized approximately $47,000 and $114,000, respectively of compensation expense related to the expensing of stock options in accordance with SFAS No. 123R. This amount was allocated to cost of goods sold, sales and marketing, general and administrative, and research and development expenses, in the accompanying condensed consolidated statements of operations.

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	March 31,		June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2	69.1	70.4	70.3

Gross profit	32.8	30.9	29.6	29.7
Operating expenses:
Sales and marketing	14.4	16.6	15.4	15.7
General and administrative	11.0	10.5	11.6	10.8
Research and development	3.0	2.2	3.2	2.1

Total operating expenses	28.4	29.3	30.2	28.6

Operating income (loss)	4.4	1.6	(0.6)	1.1
Interest and other expense, net	1.1	2.3	1.1	2.1

Income (loss) from continuing operations before income tax	3.3	(0.7)	(1.7)	(1.0)
Income tax expense	—	—	—	—

Income (loss) from continuing operations	3.3	(0.7)	(1.7)	(1.0)
Loss from discontinued operations	(0.4)	(0.1)	(0.2)	(0.2)

Net income (loss)	2.9%	(0.8)%	(1.9)%	(1.2)%

     Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of products as well as warranty, warehousing and customer service expenses.
     Sales and marketing expenses primarily consist of salaries, sales commissions, outbound freight, costs of advertising and trade shows.
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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Region: (1)
United States	$26,381	$31,552	$52,044	$64,588
Other Americas	2,693	2,642	4,422	5,027
Europe	1,538	2,610	3,059	5,407
Asia	1,056	1,113	2,071	2,511

Total sales	$31,668	$37,917	$61,596	$77,533

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.
In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Net Sales. Net sales decreased by $6.2 million, or 16.5%, to $31.7 million for the three months ended June 30, 2006, from $37.9 million for the three months ended June 30, 2005. The decrease in sales was primarily attributable to lower sales of the Rockford Fosgate and Lightning Audio branded product line. The decrease is also partially due to the elimination of sales of Rockford’s Q-Logic, domestic MB Quart and Omnifi branded products. These lower sales were partially offset by increases in OEM sales, lower sales discounts and lower product returns.
     U.S. sales decreased by $5.2 million, or 16.4%, to $26.4 million for the three months ended June 30, 2006, from $31.6 million for the three months ended June 30, 2005. International sales decreased by $1.1 million, or 16.9%, to $5.3 million for the three months ended June 30, 2006, from $6.4 million for the three months ended June 30, 2005. The decrease in international sales was primarily due to lower sales of the Rockford Fosgate and Lighting Audio product lines. The transition to a new distribution model in Europe also contributed to this decrease.
     Gross Profit. Gross Profit decreased by $1.4 million, or 11.6%, to $10.4 million for the three months ended June 30, 2006, from $11.7 million for the three months ended June 30, 2005. As a percent of sales, gross profit increased to 32.8% for the three months ended June 30, 2006, from 30.9% for the three months ended June 30, 2005. The gross profit decrease is primarily due to lower net sales and higher manufacturing variances, partially offset by lower cost of goods sold due to outsourcing and a higher mix of royalty revenue.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.8 million, or 28.0%, to $4.6 million for the three months ended June 30, 2006 from $6.3 million for the three months ended June 30, 2005. As a percent of sales, sales and marketing expenses decreased to 14.4% for the three months ended June 30, 2006 from 16.6% for the three months ended June 30, 2005. The decrease in expenses was primarily due to lower sales commissions, reduced outbound freight resulting from lower sales, lower trade show expenses, and lower personnel related expenses.

     General and Administrative Expenses. General and administrative expenses decreased by $0.5 million or 13.1%, to $3.5 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005. As a percent of sales, general and administrative expenses increased to 11.0% for the three months ended June 30, 2006 from 10.5% for the three months ended June 30, 2005. The decrease in general and administrative expenses is primarily due to lower professional fees.
     Research and Development Expenses. Research and development expenses increased by $0.1 million, or 17.6% to $1.0 million for the three months ended June 30, 2006, from $0.8 million for the three months ended June 30, 2005. As a percent of sales, these expenses increased to 3.0% for the three months ended June 30, 2006, from 2.2% for the three months ended June 30, 2005. The increase is primarily due to costs incurred related to new product introductions and higher personnel related expenses.
     Operating Income. Operating income increased by $0.8 million, to $1.4 million for the three months ended June 30, 2006 from $0.6 million for the three months ended June 30, 2005. As a percent of sales, operating income increased to 4.4% for the three months ended June 30, 2006, from 1.6% for the three months ended June 30, 2005. This increase in operating income is primarily due to higher gross profit as a percentage of net sales and lower expenses.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.5 million, or 58.6%, to $0.4 million for the three months ended June 30, 2006 from $0.9 million for the three months ended June 30, 2005. The decrease is primarily attributable to lower interest expense in 2006 due to lower levels of borrowings partially offset by higher effective borrowing rates.
     Income Tax Expense. Income tax expense from continuing operations decreased by $3,000 to a zero expense for the three months ended June 30, 2006 from a $3,000 expense for the three months ended June 30, 2005. The effective income tax rates were 0.0% for the three months ended June 30, 2006, and 0.0% for the three months ended June 30, 2005. Rockford is not recording any tax expense for financial reporting purposes due to cumulative losses for the six months ended June 30, 2006.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Net Sales. Net sales decreased by $15.9 million, or 20.6%, to $61.6 million for the six months ended June 30, 2006, from $77.5 million for the six months ended June 30, 2005. The decrease in sales was primarily attributable to lower sales of Rockford Fosgate and Lightning Audio branded product lines. The decrease is also partially due to the elimination of sales of the Q-Logic, domestic MB Quart and Omnifi branded products. These decreases were partially offset by increases in OEM sales, lower sales discounts and lower product returns.
     U.S. sales decreased by $12.5 million, or 19.4%, to $52.0 million for the six months ended June 30, 2006, from $64.6 million for the six months ended June 30, 2005. International sales decreased by $3.4 million, or 26.2%, to $9.6 million for the six months ended June 30, 2006, from $12.9 million for the six months ended June 30, 2005. The decrease in international sales was primarily due to lower sales of the Rockford Fosgate and Lighting Audio product lines. The transition to a new distribution model in Europe also contributed to this decrease.
     Gross Profit. Gross Profit decreased by $4.8 million, or 20.9%, to $18.2 million for the six months ended June 30, 2006, from $23.1 million for the six months ended June 30, 2005. As a percent of sales, gross profit decreased to 29.6% for the six months ended June 30, 2006, from 29.7% for the six months ended June 30, 2005. The gross profit decrease is primarily due to lower net sales, higher manufacturing variances and a $0.7 million charge related to future obligations for Rockford’s vacated European warehouse facility, partially offset by lower cost of goods sold due to outsourcing and a higher percentage of royalty revenue.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $2.7 million, or 21.9%, to $9.5 million for the six months ended June 30, 2006 from $12.1 million for the six months ended June 30, 2005. As a percent of sales, sales and marketing expenses decreased to 15.4% for the six months ended June 30, 2006 from 15.7% for 2005. The decrease in expenses was primarily due to lower sales commissions, reduced outbound freight resulting from lower sales, lower trade show expenses and lower personnel related expenses.
     General and Administrative Expenses. General and administrative expenses decreased by $1.3 million or 15.2%, to 7.1 million for the six months ended June 30, 2006 from $8.4 million for the six months ended June 30, 2005. As a percent of sales, general and administrative expenses increased to 11.6% for the six months ended June 30, 2006 from 10.8% for the six months ended June 30, 2005. The decrease in general and administrative expenses is primarily due to lower professional fees, reduced information systems costs and lower personnel related expenses.

     Research and Development Expenses. Research and development expenses increased by $0.3 million, or 20.5% to $2.0 million for the six months ended June 30, 2006, from $1.6 million for the six months ended June 30, 2005. As a percent of sales, these expenses increased to 3.2% for the six months ended June 30, 2006, from 2.1% for the six months ended June 30, 2005. The increase is primarily due to costs incurred related to new product introductions and higher personnel related expenses.
     Operating Income (Loss). Operating income (loss) declined by $1.2 million, or 141.2%, to a $0.4 million operating loss for the six months ended June 30, 2006 compared to operating income of $0.9 million for the six months ended June 30, 2005. As a percent of sales, operating income (loss) declined to a 0.6% operating loss for the six months ended June 30, 2006, from a 1.1% operating income for the six months ended June 30, 2005. This decline in operating income is the result of the decrease in net sales and gross profit partially offset by lower operating expenses described above.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.9 million, or 58.2%, to $0.7 million for the six months ended June 30, 2006 from $1.6 million for the six months ended June 30, 2005. The decrease is primarily attributable to lower interest expense in 2006 due to lower levels of borrowings partially offset by higher effective borrowing rates.
     Income Tax Expense. Income tax expense from continuing operations decreased by $19,000 to a zero expense for the six months ended June 30, 2006 from a $19,000 expense for the six months ended June 30, 2005. The effective income tax rates were 0.0% for the six months ended June 30, 2006, and 0.0% for the six months ended June 30, 2005. Rockford is not recording any tax benefit on losses in the first half of 2006 for financial reporting purposes due to the cumulative losses for the six months ended June 30, 2006.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, if any, and bank borrowings. Rockford’s cash flow used in operations was $3.1 million for the six months ended June 30, 2006 compared to $4.9 million of cash flow provided by operations for the six months ended June 30, 2005. Increases in inventory and accounts receivable were the primary use of cash for Rockford during the first six months of 2006. Increases in accounts payable were the primary source of cash during the first six months of 2006.
     Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005 and March 21, 2006. This credit facility, as amended, has a 4-year term and is reduced to a $25 million asset-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 275 basis points or Prime plus 100 basis points. The balance on the facility was $8.4 million at June 30, 2006. At June 30, 2006, Rockford was in compliance with all applicable covenants.
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
     Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2006 and 2007 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Because of the challenging market environment Rockford and its dealers are facing, and the effect this environment is having on sales, Rockford is discussing with Wachovia an amendment to the facility to reflect changing business trends and expects to complete the amendment during the third quarter of 2006.

     Rockford anticipates that its operations will improve compared to its operations during 2005, but that market softness in the mobile audio aftermarket in the second half of 2006 may mask its operational improvements and increase cash requirements for the remainder of 2006. Rockford continues to expect improvements in operations, and reductions in case requirements, for 2007. Rockford did not budget for proceeds from non-core asset sales resulting from its strategic realignment, so that such proceeds have supplemented Rockford’s cash resources. The sale of the Q-Logic enclosure business on March 31, 2006 completes the anticipated sale of non-core assets and Rockford does not expect additional sales to supplement its cash resources.
     If Rockford’s operations fail to improve, or if Rockford is otherwise unable to satisfy its liquidity needs as anticipated, it could be forced to seek one or more financing alternatives. These alternatives could include reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Some of these alternatives might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. Rockford cannot give assurance that satisfactory actions could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently planned.
     Rockford had working capital of $23.0 million at June 30, 2006, compared to $23.2 million at December 31, 2005. The significant components of working capital at June 30, 2006 include:
•	Rockford had no cash and cash equivalents at June 30, 2006 and December 31, 2005. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $26.4 million at June 30, 2006 compared to $24.7 million at December 31, 2005. The increase in the accounts receivable balance is primarily due to the increase in net sales in the second quarter of 2006 compared to the fourth quarter of 2005 partially offset by the reduction of trade receivables related to the divestiture of Rockford’s Q-Logic enclosure business.

•	Rockford’s inventory position increased from $18.6 million at the end of 2005 to $21.0 million at June 30, 2006. This inventory increase was primarily due to a higher level of component parts due to Rockford’s 2006 product introductions partially offset by the divestiture of the Q-Logic enclosure business.

•	Accounts payable increased $1.4 million, from $10.2 million at December 31, 2005 to $11.6 million at June 30, 2006. This increase was primarily due to higher inventory levels.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $8.4 million and $6.1 million outstanding balance as at June 30, 2006 and December 31, 2005, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
     Investing activities generated cash of $0.7 million for the six months ended June 30, 2006 versus a use of $0.3 million cash for the six months ended June 30, 2005. The source of cash from investing activities in the first six months of 2006 was primarily proceeds from the sale of Rockford’s Q-Logic enclosure business. Capital expenditures, the primary use of cash from investing activities, were $0.4 million for the six months ended June 30, 2006 versus $0.3 million for the six months ended June 30, 2005. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its divestiture of non-core businesses and elimination of the capital spending required for those businesses.
     As of June 30, 2006, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.

Contractual Obligations as of June 30, 2006
     Rockford had certain contractual obligations at June 30, 2006 due as follows (dollars in thousands):

	Payments due by period
	Less than				More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Asset-based credit facility	$9,726	$756	$8,970	—	—
Notes payable	$10,996	$428	$855	$9,713	—
Capital leases and other long-term liabilities	$163	$41	$95	$27	$69
Operating Leases	$4,909	$2,070	$2,580	$259	—
There have not been material changes in Rockford’s Operating Leases since December 31, 2005.
     Rockford did not have any material outstanding noncancelable purchase obligations at June 30, 2006. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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
     Revenue Recognition. Rockford recognizes revenue pursuant to Staff Accounting Bulletin Nos. 101 and 104, Revenue Recognition in Financial Statements. Accordingly, Rockford recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;

•	The price to the customer is fixed or determinable; and

•	Collectibility is reasonably assured
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

     Intangible Assets. Rockford accounts for acquired businesses under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. Prior to December 31, 2005, Rockford had written off all remaining goodwill related to acquisitions because of its impairment as outlined in the notes to Rockford’s financial statements for the year ended December 31, 2005.
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
     Income Taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets at June 30, 2006, it determined that a valuation allowance in the amount of $17.5 million was required and has reserved against all of its deferred tax assets.
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

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of June 30, 2006, the Rockford has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of operations or financial condition. Rockford will apply SFAS 154 in future periods, when applicable.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Rockford is in the process of evaluating the effect the adoption of SFAS No. 155 will have on its financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Rockford’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for Rockford beginning January 1, 2007. Rockford is in the process of evaluating the effect the adoption of FIN 48 will have on its financial statements.

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
     At June 30, 2006, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
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
     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. There was no change in internal control over financial reporting that occurred in the second quarter of 2006, and through the date of filing, that has materially affected, or is reasonably likely to materially affect, Rockford’s internal controls over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
     Since the date of Rockford’s Annual Report for the year 2005, filed with the SEC on March 31, 2006, the judge responsible for ruling with respect to the patent case described in the Legal Proceedings section of Rockford’s Annual Report has issued her “Markman” ruling defining certain of the claims made in the patents at issue in the case. Based on Rockford’s review of the judge’s ruling with its counsel, the judge’s ruling has not changed Rockford’s belief that Rockford’s products do not infringe any valid claim of the patents at issue in the case. Rockford continues to believe that the claims involved in the case are without merit and Rockford should ultimately prevail if the case proceeds to trial.
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
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Rockford’s annual meeting of shareholders was held on May 10, 2006.

(b)	At the annual meeting, the Rockford’s shareholders re-elected all six Directors for a one-year term which expires at the annual shareholders meeting in 2007.

(c)	At the annual meeting, Rockford’s shareholders ratified the appointment of Ernst & Young L.L.P. as Rockford’s auditors for 2006. The holders of 9,034,356 common shares voted to ratify the appointment, the holders of 46,925 common shares voted against the ratification, and the holders of 4,318 common shares abstained.

The following tabulation represents voting for the Directors

Name	Votes For	Withheld Authority

W. Gary Suttle	8,897,620	187,979
Nicholas G. Bartol	8,877,580	208,019
Ralph B. Godfrey	8,882,338	203,631
Jerry E. Goldress	8,882,738	202,861
Timothy C. Bartol	8,277,901	807,698
John P Lloyd	8,897,656	187,943
At the meeting, Rockford’s shareholders also approved the Rockford Corporation 2005 Stock Option Plan (the “Plan”). Under the Plan, which was adopted by the Board of Directors on November 1, 2005, incentive stock options and non-qualified stock options may be granted to Rockford’s directors, officers and employees. The holders of 5,873,751 common shares voted in favor of the Plan, the holders of 947,291 common shares voted against the Plan, the holders of 29,562 common shares abstained and the holders of 2,234,990 common shares did not vote.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b)	During the period from April 1, 2006, through June 30, 2006, Rockford filed the following reports on Form 8-K.
•	April 6, 2006 report disclosing on Item 9 that Rockford had issued a news release regarding the completion of the sale of assets related to its Q-Logic enclosure product line. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	May 8, 2006 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the quarter ended March 31, 2006. This report furnished a copy of the press release under Item 9 of Form 8-K.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: August 3, 2006	By:	/s/ Richard G. Vasek
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