Form 10-Q
period 2006-09-30
ROCKFORD CORP
filed 2006-11-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     As of November 9, 2006, there were 9,390,720 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $1,025 and $2,307 at September 30, 2006 and December 31, 2005, respectively	19,451	24,721
Inventories	22,704	18,618
Income taxes receivable	45	168
Prepaid expenses and other current assets	3,618	3,901
Current assets of discontinued operations	—	289

Total current assets	45,818	47,697
Property and equipment, net	2,846	3,104
Other assets	1,382	1,497

Total assets	$50,046	$52,298

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,540	$10,182
Accrued salaries and incentives	1,976	1,317
Accrued warranty	1,850	1,982
Other accrued expenses	3,454	4,890
Current portion of capital lease and other long-term liabilities	42	—
Asset-based credit facility	11,050	6,109

Total current liabilities	25,912	24,480
Notes payable, less unaccreted discount of $245 and $313 at September 30, 2006 and December 31, 2005, respectively	9,255	9,187
Long-term portion of capital lease and other long-term liabilities	111	—

Total liabilities	35,278	33,667
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000; Issued shares — 9,390 shares at September 30, 2006 and 9,384 shares at December 31, 2005	94	94
Additional paid-in capital	37,778	37,548
Retained deficit	(23,515)	(19,408)
Accumulated other comprehensive income	411	397

Total shareholders’ equity	14,768	18,631

Total liabilities and shareholders’ equity	$50,046	$52,298

Note: The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$21,217	$30,213	$82,813	$107,746
Cost of goods sold	15,201	20,886	58,567	75,367

Gross profit	6,016	9,327	24,246	32,379
Operating expenses:
Sales and marketing	3,517	5,006	13,006	17,150
General and administrative	4,297	3,181	11,427	11,589
Research and development	899	804	2,867	2,437

Total operating expenses	8,713	8,991	27,300	31,176

Operating income (loss)	(2,697)	336	(3,054)	1,203
Interest and other expense (income), net	222	(336)	898	1,280

Income (loss) from continuing operations before income taxes	(2,919)	672	(3,952)	(77)
Income tax expense (benefit)	—	(15)	—	4

Income (loss) from continuing operations	(2,919)	687	(3,952)	(81)
Discontinued Operations:
Loss from disposal of discontinued operations, net of taxes	—	(936)	—	(936)
Loss from discontinued operations, net of taxes	(47)	(169)	(155)	(312)

Total Loss from discontinued operations	(47)	(1,105)	(155)	(1,248)

Net loss	$(2,966)	$(418)	$(4,107)	$(1,329)

Net loss per common share:
Income (loss) from continuing operations:
Basic	$(0.31)	$0.07	$(0.42)	$(0.01)

Diluted	$(0.31)	$0.07	$(0.42)	$(0.01)

Loss from discontinued operations:
Basic	$(0.01)	$(0.12)	$(0.02)	$(0.13)

Diluted	$(0.01)	$(0.12)	$(0.02)	$(0.13)

Net loss:
Basic	$(0.32)	$(0.05)	$(0.44)	$(0.14)

Diluted	$(0.32)	$(0.04)	$(0.44)	$(0.14)

Weighted average shares:
Basic	9,388	9,264	9,386	9,243

Diluted	9,388	9,416	9,386	9,243

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	September 30,
	2006	2005
Cash flow from continuing operating activities:
Net loss from continuing operations	$(3,952)	$(81)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,822	3,157
Gain on divestiture of business	(142)	—
Loss on exit of European leases	814	—
Loss on sale of property and equipment	76	24
Share based compensation expense	214	—
Provision for doubtful accounts	483	462
Provision for inventory	527	519
Changes in operating assets and liabilities:
Accounts receivable	3,331	6,463
Inventories	(5,414)	10,526
Prepaid expenses and other current assets	644	(1,315)
Accounts payable	(2,088)	(8,506)
Accrued salaries and incentives	659	195
Accrued warranty	(117)	(278)
Income taxes payable (receivable)	122	10
Other accrued expenses and liabilities	(1,185)	(3,300)

Net cash (used in) provided by operating activities	(4,206)	7,876
Cash flow from investing activities:
Purchases of property and equipment	(1,137)	(604)
Proceeds from sale of property and equipment	83	125
Net proceeds from divestiture of businesses	855	—
Decrease (increase) in other assets	243	(322)

Net cash provided by (used in) investing activities	44	(801)
Cash flow from financing activities:
Net proceeds from (payments on) bank debt and short term notes	4,161	(7,044)
Payments on capital lease obligations	(29)	—
Proceeds from employee stock purchase plan	—	70
Proceeds from exercise of stock options	16	—

Net cash provided by (used in) financing activities	4,148	(6,974)
Effect of exchange rate changes on cash	14	(101)

Net cash flow from continuing operations	—	—
Net cash flow from discontinued operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	35	18
Cash flow used in investing activities	—	(18)
Cash flow used in financing activities	(35)	—

Net cash flow from discontinued operations	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
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
     Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results you may expect for the year ending December 31, 2006.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.
Comprehensive Loss
     The components of comprehensive loss for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net loss	$(2,966)	$(418)	$(4,107)	$(1,329)
Foreign currency translation adjustments	1	(13)	14	(101)

Total comprehensive loss	$(2,965)	$(431)	$(4,093)	$(1,430)

2. Share-based Compensation
     At September 30, 2006 Rockford had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and have a maximum term of ten years. Some options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued.
     Prior to January 1, 2006 Rockford accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25 if stock options are granted at market price, no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No 25, and generally requires that such transactions be accounted for using prescribed fair-value based methods.

     Effective January 1, 2006 Rockford adopted SFAS No 123R using the “modified prospective” method permitted by SFAS No. 123R. In this method compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. No share-based employee compensation cost has been reflected in net loss prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R increased compensation expense for the three and nine months ended September 30, 2006 by approximately $100,000 and $214,000, respectively. The total value of stock option awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $452,000 and the related weighted-average period over which these costs are expected to be recognized is approximately 2.1 years.
     Prior to the adoption of SFAS No. 123R, Rockford presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the nine months ended September 30, 2006.
     A summary of stock option activity within Rockford’s share-based compensation plans and changes for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Balance at December 31, 2005	1,582,264	$4.70
Granted	150,000	$3.50
Exercised	(6,500)	$2.55
Terminated/expired	(53,450)	$4.20

Balance at September 30, 2006	1,672,314	$4.61	6.3 years	$620,000

     The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $4,000 and $6,000, respectively. Options exercisable under Rockford’s share-based compensation plans at September 30, 2006 were 1,183,801, with an average exercise price of $5.36, an average remaining contractual term of 5.2 years, and an aggregate intrinsic value of $281,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	September 30,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	.46	.46
Risk-free interest rate	4.7%	3.4%
Expected life of options	5 years	5 years
     Using this model, the weighted average fair value of the stock options for 150,000 shares granted during the nine months ended September 30, 2006 was $1.63 per share. There were 1,000 stock options granted during the nine months ended September 30, 2005.
     The following table illustrates the effect on net loss and net loss per common share as if Rockford had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to Rockford’s adoption of SFAS No. 123R:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
	(In thousands,	(In thousands,
	except per	except per
	share data)	share data)
Net loss as reported	$(418)	$(1,329)
Proforma SFAS No. 123 expense	(50)	(174)

Proforma net loss	$(468)	$(1,503)

Proforma loss per common share:
Basic	$(0.05)	$(0.16)

Diluted	$(0.05)	$(0.16)

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
     On October 18, 2005, Rockford sold the assets and liabilities of NHT for a cash purchase price of $2.4 million and recorded a net loss on sale of approximately $0.9 million, net of fees, which is included in loss from disposal of discontinued operations. At the closing, Rockford received approximately $2.2 million and the remaining proceeds of approximately $0.2 million were placed into an escrow account that was to be used to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. There were no claims made before the claim deadline and the escrow amount was released to Rockford on October 31, 2006. The amount held in escrow was included in a note receivable at September 30, 2006.
     In connection with the NHT sale, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of September 30, 2006, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.4 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of September 30, 2006. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     The following represents the results of operation for Rockford’s Home Group for the three and nine months ended September 30, 2006 and 2005 and are reported on Rockford’s statement of operations as results from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues	$16	$1,496	$46	$5,153
Cost of sales	63	887	201	3,113
Operating expenses	—	717	—	2,288
Interest and other (income) expense, net	—	(2)	—	1

Net loss	$(47)	$(106)	$(155)	$(249)

     MB Quart Rockford placed its MB Quart GmbH subsidiary into receivership under German law in September of 2004. By instituting the receivership, Rockford relinquished any future benefit from the assets of this subsidiary. As a result, Rockford has treated the MB Quart GmbH operations as discontinued operations for all periods presented.

     The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as a results from discontinued operations:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
(In thousands)
Revenues	$—	$—
Cost of sales	—	—
Operating expenses	63	63
Interest and other expense, net	—	—
Income tax (benefit) expense	—	—

Net loss	$(63)	$(63)

4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$6,222	$6,126
Work-in-progress	615	1,494
Finished goods	15,867	10,998

	$22,704	$18,618

5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator:
Loss income from continuing operations	$(2,919)	$687	$(3,952)	$(81)
Loss from discontinued operations	(47)	(1,105)	(155)	(1,248)

Net loss	$(2,966)	$(418)	$(4,107)	$(1,329)

Denominator:
Denominator for basic net (loss) income per share	9,388	9,264	9,386	9,243
Effect of dilutive securities:
Employee stock options	—	152	—	—
Warrants	—	—	—	—

Dilutive potential common shares	—	152	—	—

Denominator for diluted net (loss) income per share	9,388	9,416	9,386	9,243

Loss income per common share:
Loss income from continuing operations
Basic	$(0.31)	$0.07	$(0.42)	$(0.01)

Diluted	$(0.31)	$0.07	$(0.42)	$(0.01)

Loss from discontinued operations
Basic	$(0.01)	$(0.12)	$(0.02)	$(0.13)

Diluted	$(0.01)	$(0.12)	$(0.02)	$(0.13)

Net loss
Basic	$(0.32)	$(0.05)	$(0.44)	$(0.14)

Diluted	$(0.32)	$(0.04)	$(0.44)	$(0.14)

     The effect of 193,740 and 200,625 employee stock options were not included in the diluted loss per share calculation for the three and nine month periods ended September 30, 2006, respectively, and 425,051 employee stock options also were not included in the diluted loss per share calculation for the nine month period ended September 30, 2005, as they were not dilutive due to the net loss for the periods. As of September 30, 2006 Rockford also had outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June, 2009 and Rockford has the right to automatically convert the notes before maturity under certain circumstances. The conversion price at September 30, 2006, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculations for three and nine month periods ended September 30, 2006 and 2005, as they were not dilutive due to the net loss for the periods.
6. Notes Payable and Long-Term Debt
     Rockford entered into a 3-year $35 million asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on September 10, 2004, December 30, 2004, August 31, 2005, March 21, 2006 and August 31, 2006. This credit facility, as amended, has a 4-year term and is reduced to a $20 million asset-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. The balance on the facility was $11.1 million at September 30, 2006. At September 30, 2006, Rockford was in compliance with all applicable covenants.
     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $11.1 million and $6.1 million outstanding balance as at September 30, 2006 and December 31, 2005 respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
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
7. Disposal Of Assets
     Q-Logic. Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $750,000 of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments beginning May 1, 2006. Through September 30, 2006, the buyer has timely made the required payments on the note. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable. Rockford adjusted the carrying value of its Q-Logic assets by recording an impairment charge to cost of goods sold of approximately $0.8 million as of December 31, 2005. As a result of the sale of the Q-Logic assets on March 31, 2006, Rockford recorded a gain of approximately $0.1 million to interest and other expense.
     MB Quart. Rockford assigned its North American brand rights for MB Quart in September of 2005 and recorded a gain of approximately $0.8 million.
8. Restructuring
     During the third quarter ended September 30, 2006, Rockford recorded a restructuring charge of approximately $1.2 million which increased general and administrative expenses. Rockford paid $0.3 million during the third quarter of 2006 with the remaining $0.9 million recorded as an accrued liability. The charge is in connection with post-employment benefits and related costs associated with headcount reductions of approximately 100 positions. These included manufacturing, engineering, sales and general administrative positions. Employees immediately affected were notified and began receiving related payments. Remaining employees were given notification of expected termination dates for their respective positions. Payments for these individuals will commence upon their departure. Rockford expects to complete all payments by the quarter ending June 30, 2007.
     During the first quarter of 2006, Rockford restructured its European operations. Rockford now sells its product in Europe through master distributors. Historically, in some European countries Rockford distributed and sold products directly using its own warehouse and sales office, which were closed during the second quarter 2006. As a result, Rockford recorded a $0.8 million charge for the future lease obligations of the vacated facilities which increased cost of goods sold and general and administrative expense for the nine months ended September 30, 2006. Rockford also closed it’s Singapore warehouse during the second quarter 2006 at the end of its lease obligation. No material costs were realized as part of the Singapore facility closure.

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
     During the third quarter Rockford committed to additional restructuring that has eliminated or will eliminate approximately 100 positions, resulting in third quarter charges of approximately $1.2 million. There were liabilities of approximately $0.9 million outstanding at September 30, 2006 relating to this restructuring. Earlier in 2006 Rockford also restructured its international operations, ending direct sales of product to dealers and appointing new master distributors who will undertake international sales. As a result, Rockford closed both its German and Singapore warehouse facilities, as well as its German sales office, during the second quarter 2006. In addition, on March 31, 2006, Rockford sold the assets and liabilities of its Q-Logic enclosure business. There were no liabilities at September 30, 2006 associated with Rockford’s European, Singapore, and Q-Logic operations.
     Rockford’s results in the first nine months of 2006 were lower compared to the first nine months of 2005. The 2006 period included charges related to the third quarter restructuring, the closures of Rockford’s European facilities and start-up costs incurred related to new product introductions for 2007, partially offset by reduced expense levels from the realignments undertaken during 2004 and 2005. These items along with lower net sales contributed to an increase in net loss for the nine months ended September 30, from $(0.14) per share in 2005 to $(0.44) per share in 2006.
     Net sales for the first nine months of 2006 decreased compared to the first nine months of 2005 by $24.9 million, or 23.1%, primarily due to lower sales of Rockford Fosgate and Lightning Audio branded products. The decrease is also partially due to the elimination of sales of Q-Logic, domestic MB Quart and Omnifi branded products. Based on industry reports about U.S. mobile audio aftermarket sales, Rockford believes the reduction in sales of its Rockford Fosgate and Lightning Audio branded products are consistent with the reduction in sales in the market as a whole.
     In recent periods car audio aftermarket channels have seen declines in sales while the OEM channels have been relatively flat or have seen growth in sales. Rockford expects additional declines in aftermarket sales for the remainder of 2006 because of the difficult market environment facing aftermarket audio dealers. Rockford will introduce new versions for many of its Rockford Fosgate amplifier and subwoofer lines during the first half of 2007. Rockford believes that these new products should increase Rockford’s market share and stem the decline in sales for 2007. The new product development process is substantially advanced compared to Rockford’s last major new product introduction cycle and is expected to allow Rockford to complete the transition to outsourced manufacturing for almost all of its aftermarket mobile audio products.
     Rockford also anticipates that OEM sales may decline during the remainder of 2006 because of the end of certain OEM model programs (particularly the 2006 Nissan Sentra, which included higher than normal amounts of Rockford branded products because it was the final year of the model). Rockford believes the OEM sales will be replaced over time with new OEM model introductions. In the longer term, Rockford continues to expect increases in OEM sales relative to its aftermarket sales. The shift toward OEM sales has had positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing of sales seasonality.

Adoption of SFAS No. 123R
     As explained in Note 2 to the condensed consolidated financial statements included elsewhere in this report, as of January 1, 2006, Rockford has adopted SFAS No. 123R using the modified prospective method. During the three and nine months ended September 30, 2006, Rockford recognized approximately $0.1 million and $0.2 million, respectively of compensation expense related to the expensing of stock options in accordance with SFAS No. 123R. This amount was allocated to cost of goods sold, sales and marketing, general and administrative, and research and development expenses, in the accompanying condensed consolidated statements of operations.
Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.6	69.1	70.7	70.0

Gross profit	28.4	30.9	29.3	30.0
Operating expenses:
Sales and marketing	16.6	16.6	15.7	15.9
General and administrative	20.3	10.5	13.8	10.7
Research and development	4.2	2.7	3.5	2.3

Total operating expenses	41.1	29.8	33.0	28.9

Operating income (loss)	(12.7)	1.1	(3.7)	1.1
Interest and other expense, net	1.1	(1.1)	1.1	1.2

Income (loss) from continuing operations before income tax	(13.8)	2.2	(4.8)	(0.1)
Income tax expense (benefit)	—	(0.1)	—	—

Income (loss) from continuing operations	(13.8)	2.3	(4.8)	(0.1)
Loss from discontinued operations	(0.2)	(3.7)	(0.2)	(1.1)

Net loss	(14.0)%	(1.4)%	(5.0)%	(1.2)%

     Cost of goods sold primarily consists of raw materials, direct labor and manufacturing costs associated with production of products as well as warranty, warehousing and customer service expenses.
     Sales and marketing expenses primarily consist of salaries, sales commissions, outbound freight, costs of advertising and trade shows.
     General and administrative expenses primarily consist of salaries, restructuring changes, facilities and other costs of accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees and expenses associated with Rockford’s business.
     Research and development expenses primarily consist of salaries associated with research and development personnel and legal costs related to Rockford’s intellectual property.

Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Region: (1)
United States	$17,319	$24,670	$69,362	$89,170
Other Americas	2,320	2,301	6,649	7,747
Europe	913	2,095	4,267	7,353
Asia	665	1,147	2,535	3,476

Total sales	$21,217	$30,213	$82,813	$107,746

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.
In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Sales. Net sales decreased by $9.0 million, or 29.8%, to $21.2 million for the three months ended September 30, 2006, from $30.2 million for the three months ended September 30, 2005. The decrease in sales was primarily attributable to lower sales of the Rockford Fosgate and Lightning Audio branded product line. The decrease is also partially due to the elimination of sales of Rockford’s Q-Logic, domestic MB Quart and Omnifi branded products. These lower net sales were partially offset by lower sales discounts and lower product returns.
     U.S. sales decreased by $7.4 million, or 29.8%, to $17.3 million for the three months ended September 30, 2006, from $24.7 million for the three months ended September 30, 2005. International sales decreased by $1.6 million, or 29.7%, to $3.9 million for the three months ended September 30, 2006, from $5.5 million for the three months ended September 30, 2005. The decrease in international sales was primarily due to lower sales of the Rockford Fosgate and Lighting Audio product lines. The transition to a new distribution model in Europe contributed to this decrease.
     Gross Profit. Gross Profit decreased by $3.3 million, or 35.5%, to $6.0 million for the three months ended September 30, 2006, from $9.3 million for the three months ended September 30, 2005. As a percent of sales, gross profit decreased to 28.4% for the three months ended September 30, 2006, from 30.9% for the three months ended September 30, 2005. The gross profit decrease is primarily due to lower net sales and higher manufacturing variances, partially offset by lower cost of goods sold due to outsourcing and a higher mix of royalty revenue.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.5 million, or 29.7%, to $3.5 million for the three months ended September 30, 2006 from $5.0 million for the three months ended September 30, 2005. As a percent of sales, sales and marketing expenses were flat at 16.6% for the three months ended September 30, 2006 and September 30, 2005 respectively. The decrease in expenses was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales, lower trade show expenses, and lower personnel related expenses.
     General and Administrative Expenses. General and administrative expenses increased by $1.1 million or 35.1%, to $4.3 million for the three months ended September 30, 2006 from $3.2 million for the three months ended September 30, 2005. As a percent of sales, general and administrative expenses increased to 20.3% for the three months ended September 30, 2006 from 10.5% for the three months ended September 30, 2005. The increase in general and administrative expenses is primarily due to severance costs of approximately $1.2 million in the three months ended September 30, 2006.
     Research and Development Expenses. Research and development expenses increased by $0.1 million, or 11.8% to $0.9 million for the three months ended September 30, 2006, from $0.8 million for the three months ended September 30, 2005. As a percent of sales, these expenses increased to 4.2% for the three months ended September 30, 2006, from 2.7% for the three months ended September 30, 2005. The increase is primarily due to costs incurred related to new product introductions and higher personnel related expenses.

     Operating Income (loss). Operating income (loss) decreased by $3.0 million, to an operating loss of $2.7 million for the three months ended September 30, 2006 from an operating income of $0.3 million for the three months ended September 30, 2005. As a percent of sales, operating income (loss) decreased to an operating loss of 12.7% for the three months ended September 30, 2006, from an operating income of 1.1% for the three months ended September 30, 2005. This decrease in operating income is primarily due to lower gross profit due to lower sales, partially offset by lower expenses.
     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense, currency gains and losses, and gains from the sale of assets. Interest and other expense, net, increased by $0.6 million, or 166.1%, to $0.2 million for the three months ended September 30, 2006 from other income of $0.3 million for the three months ended September 30, 2005. The increase is primarily attributable to the gain recognized from the sale of Rockford’s rights to the MB Quart brand for North America in 2005 and higher interest expense in 2006 compared to 2005 due to higher levels of borrowings and higher effective borrowing rates.
     Income Tax Expense (Benefit). Income tax expense from continuing operations increased by $15,000 to a zero expense for the three months ended September 30, 2006 from a $15,000 benefit for the three months ended September 30, 2005. The effective income tax rates were 0.0% for the three months ended September 30, 2006, and a benefit of 2.2% for the three months ended September 30, 2005. Rockford is not recording any tax expense for financial reporting purposes due to cumulative losses for the nine months ended September 30, 2006.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Net Sales. Net sales decreased by $24.9 million, or 23.1%, to $82.8 million for the nine months ended September 30, 2006, from $107.7 million for the nine months ended September 30, 2005. The decrease in sales was primarily attributable to lower sales of Rockford Fosgate and Lightning Audio branded product lines. The decrease is also partially due to the elimination of sales of the Q-Logic, domestic MB Quart and Omnifi branded products. These decreases were partially offset by lower sales discounts and lower product returns.
     U.S. sales decreased by $19.8 million, or 22.2%, to $69.4 million for the nine months ended September 30, 2006, from $89.2 million for the nine months ended September 30, 2005. International sales decreased by $5.1 million, or 27.6%, to $13.5 million for the nine months ended September 30, 2006, from $18.6 million for the nine months ended September 30, 2005. The decrease in international sales was primarily due to lower sales of the Rockford Fosgate and Lighting Audio product lines. The transition to a new distribution model in Europe contributed to this decrease.
     Gross Profit. Gross Profit decreased by $8.1 million, or 25.1%, to $24.2 million for the nine months ended September 30, 2006, from $32.4 million for the nine months ended September 30, 2005. As a percent of sales, gross profit decreased to 29.3% for the nine months ended September 30, 2006, from 30.1% for the nine months ended September 30, 2005. The gross profit decrease is primarily due to lower net sales, higher manufacturing variances, and a $0.7 million charge related to future obligations for Rockford’s vacated European warehouse facility, partially offset by lower cost of goods sold due to outsourcing and higher royalty revenue.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $4.1 million, or 24.2%, to $13.0 million for the nine months ended September 30, 2006 from $17.2 million for the nine months ended September 30, 2005. As a percent of sales, sales and marketing expenses decreased to 15.7% for the nine months ended September 30, 2006 from 15.9% for 2005. The decrease in expenses was primarily due to lower sales commissions, reduced outbound freight resulting from lower sales, lower trade show expenses and lower personnel related expenses.
     General and Administrative Expenses. General and administrative expenses decreased by $0.2 million or 1.4%, to 11.4 million for the nine months ended September 30, 2006 from $11.6 million for the nine months ended September 30, 2005. As a percent of sales, general and administrative expenses increased to 13.8% for the nine months ended September 30, 2006 from 10.8% for the nine months ended September 30, 2005. The decrease in general and administrative expenses is primarily due to lower professional fees, reduced information systems costs and lower personnel related expenses partially offset by a restructuring charge of approximately $1.2 million recorded in the third quarter of 2006 for severance costs.
     Research and Development Expenses. Research and development expenses increased by $0.4 million, or 17.6% to $2.9 million for the nine months ended September 30, 2006, from $2.4 million for the nine months ended September 30, 2005. As a percent of sales, these expenses increased to 3.5% for the nine months ended September 30, 2006, from 2.3% for the nine months ended September 30, 2005. The increase is primarily due to costs incurred related to new product introductions and higher personnel related expenses.

     Operating Income (loss). Operating income (loss) declined by $4.3 million, or 353.9%, to a $3.1 million operating loss for the nine months ended September 30, 2006 compared to operating income of $1.2 million for the nine months ended September 30, 2005. As a percent of sales, operating income (loss) declined to a 3.7% operating loss for the nine months ended September 30, 2006, from a 1.1% operating income for the nine months ended September 30, 2005. This decline in operating income is the result of the decrease in net sales and gross profit partially offset by lower operating expenses described above.
     Interest and Other Expense (Income), Net. Interest and other expense, net, primarily consists of interest expense, currency gains and losses, and gains from the sale of assets. Interest and other expense, net, decreased by $0.4 million, or 29.8%, to $0.9 million for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005. The decrease is primarily attributable to lower interest expense in 2006 due to lower average levels of borrowings, partially offset by higher effective borrowing rates and the gain recognized from the sale of Rockford’s rights to the MB Quart brand for North America in 2005.
     Income Tax Expense (Benefit). Income tax expense from continuing operations decreased by $4,000 to a zero expense for the nine months ended September 30, 2006 from a $4,000 expense for the nine months ended September 30, 2005. The effective income tax rates were 0.0%, and 5.2% for the nine months ended September 30, 2006 and 2005 respectively. Rockford is not recording any tax benefit on losses in the first nine months of 2006 for financial reporting purposes due to the cumulative losses for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, if any, and bank borrowings. Rockford’s cash flow used in operations was $4.2 million for the nine months ended September 30, 2006 compared to $7.9 million of cash flow provided by operations for the nine months ended September 30, 2005. Increases in inventory, and decreases in accounts payable and accrued expenses were the primary use of cash for Rockford during the first nine months of 2006. A decrease in accounts receivable was the primary source of cash during the first nine months of 2006.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on September 10, 2004, December 30, 2004, August 31, 2005, March 21, 2006, and August 31, 2006. This credit facility, as amended, has a 4-year term and is reduced to a $20 million asset-based credit facility, which is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. The balance on the facility was $11.1 million at September 30, 2006. At September 30, 2006, Rockford was in compliance with all applicable covenants.
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
     Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2006 and 2007 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for capital expenditures, working capital and interest payments for the next twelve months.
     Rockford anticipates that its operations will improve compared to its operations during 2005 and 2006, but that market softness in the mobile audio aftermarket in 2006 may mask its operational improvements and increase cash requirements for the remainder of 2006 and early 2007. Rockford continues to expect improvements in operations, and reductions in cash requirements, for 2007. Rockford did not budget for proceeds from non-core asset sales resulting from its strategic realignment, so such proceeds have supplemented Rockford’s cash resources. In addition, escrow balances from related sale of business of approximately $1.0 million should be received during the fourth quarter 2006, which will also supplement Rockford’s cash resources. The sale of the Q-Logic enclosure business on March 31, 2006 completed the anticipated sale of non-core assets and Rockford does not expect additional sales to supplement its cash resources.

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
     Rockford had working capital of $19.9 million at September 30, 2006, compared to $23.2 million at December 31, 2005. The significant components of working capital at September 30, 2006 include:
•	Rockford had no cash and cash equivalents at September 30, 2006 and December 31, 2005. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents against its asset-based line of credit balance.

•	Rockford’s net accounts receivable were $19.5 million at September 30, 2006 compared to $24.7 million at December 31, 2005. The decrease in the accounts receivable balance is primarily due to the decrease in net sales in the third quarter of 2006 compared to the fourth quarter of 2005 partially offset by the reduction of trade receivables related to the divestiture of Rockford’s Q-Logic enclosure business.

•	Rockford’s inventory position increased from $18.6 million at the end of 2005 to $22.7 million at September 30, 2006. This inventory increase was primarily due to a higher level of finished goods because sales were less than expected in the third quarter and because Rockford built out some existing products prior to planned 2007 product introductions, partially offset by the divestiture of the Q-Logic enclosure business.

•	Accounts payable decreased $2.6 million, from $10.2 million at December 31, 2005 to $7.5 million at September 30, 2006. This decrease was primarily due to reduced purchases resulting from lower sales and the build out of products using existing raw materials inventory.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lockbox accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $11.1 million and $6.1 million outstanding balance as at September 30, 2006 and December 31, 2005, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
     Investing activities generated cash of $44,000 for the nine months ended September 30, 2006 versus a use of $0.8 million cash for the nine months ended September 30, 2005. The source of cash from investing activities in the first nine months of 2006 was primarily proceeds from the sale of Rockford’s Q-Logic enclosure business. Capital expenditures, the primary use of cash in investing activities, were $1.1 million for the nine months ended September 30, 2006 versus $0.6 million for the nine months ended September 30, 2005, with the increase primarily attributable to spending on 2007 product introductions. Rockford continues to work to improve management of its capital spending. Rockford’s capital spending is primarily tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements.
     As of September 30, 2006, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.

Contractual Obligations as of September 30, 2006
     Rockford had certain contractual obligations at September 30, 2006 due as follows (dollars in thousands):

	Payments due by period
	Less than				More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Asset-based credit facility	$12,328	$1,022	$11,306	—	—
Notes payable	$10,676	$428	$428	$9,820	—
Capital leases and other long-term liabilities	$153	$42	$97	$14	—
Operating Leases	$4,458	$1,981	$2,337	$140	—
There have not been material changes in Rockford’s Operating Leases since December 31, 2005.
     Rockford did not have any material outstanding noncancelable purchase obligations at September 30, 2006. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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
     Allowance for Doubtful Accounts. Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. The assessment of customers’ ability to pay generally includes direct contact with the customer, review of customers’ financial status, as well as consideration of customers’ payment history. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, Rockford might need to make additional allowances.
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
     Income Taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets at September 30, 2006, it determined that a valuation allowance in the amount of $17.5 million was required and has reserved against all of its deferred tax assets.
     Inflation
     Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs have impacted Rockford’s operations in 2006 and may continue to do so in 2007. Rockford sources a significant portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by changes in China’s exchange rate policy and by changes in the exchange rate.
     New Accounting Standards
     In 2006 the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement permits an entity to choose either the amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. However, earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Rockford does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flow.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 120, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing pronouncements. As of September 30, 2006, Rockford has evaluated the impact of SFAS 154 and the adoption of this Statement has not had a significant impact on its consolidated statement of operations or financial condition. Rockford will apply SFAS 154 in future periods, when applicable.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in Rockford’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for Rockford beginning January 1, 2007. Rockford is in the process of evaluating the effect the adoption of FIN 48 will have on its financial statements.
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
     In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. Recent changes in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in the dollar/renminbi exchange rate.
     At September 30, 2006, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Rockford’s principal executive officer (“CEO”) and principal financial officer (“CFO”) are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Rockford’s disclosure controls and procedures during the last 30 days in order to comply with the SEC’s requirements for certification of this Form 10-Q. Rockford is a non-accelerated filer and, accordingly, it is not yet required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting. Based on pending SEC proposals, Rockford will be required to provide enhanced certification and attestation for its Form 10-K for its fiscal years ending December 31, 2007 and 2008, respectively.
     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. There was no change in internal control over financial reporting that occurred in the third quarter of 2006, and through the date of filing, that has materially affected, or is reasonably likely to materially affect, Rockford’s internal controls over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
     Since the date of Rockford’s Annual Report for the year 2005, filed with the SEC on March 31, 2006, the judge responsible for ruling with respect to the patent case described in the Legal Proceedings section of Rockford’s Annual Report has issued her “Markman” ruling defining certain of the claims made in the patents at issue in the case. Based on Rockford’s review of the judge’s ruling with its counsel, the judge’s ruling has not changed Rockford’s belief that Rockford’s products do not infringe any valid claim of the patents at issue in the case. Rockford continues to believe that the claims involved in the case are without merit and Rockford should ultimately prevail if the case proceeds to trial. Rockford has agreed to participate in a mediation process during the 4th quarter of 2006 and 1st quarter of 2007 that will explore whether the parties may be able to settle the case. If the mediation does not result in a settlement on terms Rockford finds acceptable then Rockford is prepared to proceed to trial in the case.
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at September 30, 2006, Rockford was not a party to any legal proceedings that it believes are material, other than the effect of the expenses associated with the lawsuits described in the Annual Report.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 31, 2006.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.74	Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(b)	During the period from July 1, 2006, through September 30, 2006, Rockford filed the following reports on Form 8-K.
•	August 7, 2006 report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the quarter ended June 30, 2006. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	August 18, 2006 report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s appointment of William R. Jackson to President and Michael Chass as Vice President — Sales. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	August 21, 2006 report disclosing on Item 2 that Rockford committed itself to further streamlining of its operations resulting in significant staff reductions.

•	September 8, 2006 report disclosing on Item 9 that Rockford had entered into a fifth amendment to loan and security agreement, dated August 31, 2006 among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. and Wachovia Capital Finance Corporation.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: November 9, 2006	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.74	Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.