Form 10-K
period 2006-12-31
ROCKFORD CORP
filed 2007-03-28
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $20,265,216 computed by reference to the price at which registrant’s common stock last sold as of June 30, 2006. There were 9,390,720 shares of Common Stock issued and outstanding as of March 26, 2007.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be held on May 9, 2007, are incorporated by reference into Part III of this Form 10-K.

ROCKFORD CORPORATION
FORM 10-K
DECEMBER 31, 2006

The market value of Rockford’s voting stock held by non-affiliates shown on the cover page is based on:

•	Rockford’s estimate that the number of shares held by non-affiliates as of March 26, 2007 was approximately 4,836,567; and

•	$4.19 per share, the price at which Rockford’s shares were last sold as of June 30, 2006, as reported by The NASDAQ Stock Market. June 30, 2006, is the last business day of Rockford’s most recently completed second fiscal quarter.

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

When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report. The risk factors noted throughout this report, particularly in the discussion in Item 1A, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I

Item 1.	Business

Rockford Business

Rockford designs, distributes, and assembles high performance mobile audio systems. Rockford’s mobile audio products are sold primarily in the worldwide mobile audio aftermarket to consumers who want to improve the audio systems in their cars, trucks, boats and airplanes. Rockford’s products appeal to its consumers’ desire for distinctive products that provide powerful, high quality sound. Rockford markets its aftermarket mobile audio products under the Rockford Fosgate and Lightning Audio brand names, selling products that include digital and analog amplifiers, speakers, speaker enclosures and accessories.

Rockford also sells OEM mobile audio products, primarily in certain Nissan and Mitsubishi automobiles. The OEM products are sold primarily under the Rockford Fosgate brand name. Early in 2006 Rockford introduced additional OEM mobile audio products under the new Rockford Acoustic Design premium brand.

During 2005 and 2006, Rockford completed the strategic realignment it announced in 2004, with the final divestitures consisting of the sales in October 2005 of the NHT home theater audio business and in March 2006 of the Q-Logic enclosures business. With the completion of the realignment, Rockford is focused on its only substantial business, the core mobile audio business.

Rockford’s Brands

Rockford markets its products under the following primary brands:

•	Rockford Fosgate. Under the Rockford Fosgate brand, Rockford offers distinctive product lines that produce powerful, high quality sound. Rockford Fosgate mobile audio products are marketed under two primary product lines:

•	Punch Series — the line for the majority of Rockford’s amplifiers, subwoofers, speakers and enclosures; and

•	Power Series — the line for Rockford’s higher performing amplifiers, subwoofers, and speakers.

Rockford sells Rockford Fosgate products, or licenses its brand and technology, to Nissan and Mitsubishi for installation as part of factory installed audio systems. Rockford also sells a full line of Rockford Fosgate mobile audio accessories under the Connecting Punch line of products;

•	Rockford Acoustic Design. Rockford recently introduced Rockford Acoustic Design as a new premium brand, primarily for OEM products. Mitsubishi introduced an automobile line in 2006 with a Rockford Acoustic Design branded audio system; and

•	Lightning Audio. Rockford sells amplifiers, subwoofers, speakers, and accessories under the Lightning Audio brand. Lightning Audio products are generally more moderately priced than Rockford Fosgate products.

In addition, Rockford markets complementary products under a secondary brand, InstallEdge.com. Rockford uses the InstallEdge.com business-to business brand to offer installation-shop supplies to installation shops and audio product installers.

Rockford Strategy

Rockford’s goal is to design and distribute some of the best engineered and most recognized and respected high performance mobile audio products in the world. Rockford’s strategy is intended to enhance and reinforce Rockford’s brand images among consumers and retailers. Key elements of Rockford’s strategy are to:

•	Continue to introduce new and technologically innovative mobile audio products that embody distinctive Rockford sound qualities;

•	Expand Rockford’s mobile audio OEM business; and

•	Broaden Rockford’s distribution by entering new distribution channels and increasing penetration of Rockford’s existing distribution channels, both in the U.S. and internationally.

As a result of Rockford’s brands and strategy, Rockford believes it can grow its business and become a more significant participant in the worldwide mobile audio market.

Rockford Products

Percent of Sales by Product Class

Rockford’s sales since 2004 were divided among Rockford’s principal product classes as shown in the following table:

	Year Ended December 31,
	2004	2005	2006

Product Class:
Amplifiers	39.3%	43.8%	45.8%
Speakers	39.4	35.4	34.9
Accessories	10.7	10.7	12.8
Others(1)	10.6	10.1	6.5

Total	100.0%	100.0%	100.0%

(1)	Includes source units, enclosures, signal processors, digital media products, and other products. No single product class in this group accounted for more than 10% of Rockford’s sales in any of these years.

Financial information about geographic segments may be found in the Notes to Consolidated Financial Statements of this Form 10-K.

Aftermarket Mobile Audio Products

Rockford offers high performance aftermarket mobile audio products consisting of the following primary types of products:

•	Amplifiers. Amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Amplifiers are essential for a high performance mobile audio system, particularly for consumers who desire strong bass (low frequency) performance;

•	Subwoofers and Speakers. Subwoofers and speakers accept a signal from a source unit or amplifier and translate it into sound. Subwoofers are speakers that are eight inches or greater in diameter and are designed to play bass frequencies. Speakers less than eight inches in diameter are not subwoofers and are designed to play higher frequencies. Aftermarket subwoofers and speakers provide dramatically improved sound quality compared to most factory installed mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

•	Accessories. Accessories are the additional items required to install and use mobile audio products. Accessories include amplifier wiring kits, fuses, circuit breakers, interconnect cables, speaker cables, stiffening capacitors, battery clamps, connectors, adaptors, and carpet/fabric/surface applications. Accessories make Rockford’s products compatible with factory-installed components and improve the performance of a mobile audio system; and

•	Enclosures. Enclosures are used to enhance the bass performance of subwoofers and to position speakers in locations that produce better sound.

Under the Rockford Fosgate brand Rockford currently offers the following products:

Amplifiers:
• Amplifiers under the Punch Series and Power Series lines, with rated power from 200 to 4,000 watts, and minimum advertised prices from $200 to $2,500. Rockford’s amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system.

• In the amplifier category Rockford has also introduced a Hybrid Technology 15,000-watt amplifier, the limited edition HT15kW, at a minimum advertised price of $25,000, and the new 3Sixty Interactive Signal Processors in two models at minimum advertised prices of $399 and $699;

Subwoofers and Speakers:	• Subwoofers and speakers under Rockford’s Punch Series and Power Series lines, with minimum advertised prices from $60 to $1,800;

Accessories:	• Accessories under Rockford’s Connecting Punch line, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors; and

Enclosures:	• Subwoofer enclosures, including “loaded enclosures” that include a subwoofer and, in some cases, an amplifier, at minimum advertised prices from $149 to $399.

Under the Lightning Audio brand Rockford currently offers the following products:

Amplifiers:	• Amplifier models with rated power from 60 to 2,000 watts and minimum advertised prices from $100 to $1,000;

Subwoofers and Speakers:	• Subwoofers and speakers with minimum advertised prices from $30 to $600; and

Accessories:	• Accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits.

Under Rockford’s InstallEdge.com brand Rockford sells various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses.

OEM Products

Nissan North America offers Rockford Fosgate branded OEM systems in several Nissan vehicles for the 2006 and 2007 model years. Rockford provides amplifiers, enclosures or subwoofers in these vehicles as well as branding the source unit (radio/CD player) under the Rockford Fosgate brand.

Early in 2006, Rockford introduced the new Rockford Acoustic Design brand. Rockford plans to offer premium mobile audio systems under this brand, primarily for OEM applications. Mitsubishi Motors offers Rockford Fosgate and Rockford Acoustic Design branded OEM systems in several vehicles for the 2006 and 2007 model years.

New Products

Rockford introduces new products and enhances its existing products on a regular basis. During 2006, Rockford introduced two models of 3Sixty Integrated Signal Processors, interactive signal processors that dramatically simplify and improve the integration of aftermarket mobile audio amplifiers and speakers into virtually any OEM audio system. These products reduce the difficulty involved in improving the sound of OEM systems that are integrated with navigation, climate control, and other vehicle systems.

Rockford also introduced in 2006 the Rockford Fosgate T15kW amplifier, a limited edition 15,000 watt amplifier that uses Rockford’s patent pending Hybrid technology.

In the first quarter of 2007, Rockford has introduced new lines of Rockford Fosgate amplifiers, updating both the Punch and Power series of product lines, and has also introduced new subwoofers and speakers under the Rockford Fosgate Punch series.

Engineering And Product Development

Engineering and product development is a primary focus of Rockford’s business because of the demand by Rockford’s core consumers for high quality and powerful sounding products. Rockford focuses its engineering and development efforts primarily on enhancing current products and developing new products.

As at December 31, 2006, Rockford’s engineering and development staff consisted of 27 engineers in research, development, and in sustaining groups, as well as other support staff, dedicated to the development of Rockford’s current products and of Rockford’s technology for future products.

Sales, Marketing And Distribution

Rockford endeavors to have its brands project an image that appeals to consumers who appreciate high quality and value. Rockford’s primary sales and marketing activities are listed below:

•	Making regular calls to dealers and providing them with demonstration products, point-of-purchase displays and other marketing materials;

•	Training dealer sales and installation personnel. For 2007 Rockford is re-emphasizing its “Rockford Technical Training Institute” training programs that are designed to provide improved skills to dealer personnel;

•	Regular interaction with industry press editors who are often the opinion makers for salespeople at the retail level as well as end users;

•	Support for competitors in regional and national car audio shows and competitions;

•	Participation in professional and consumer trade shows. The annual Consumer Electronics Show, held each January in Las Vegas, has been one of Rockford’s largest show expenditures for many years. Rockford announced at the 2007 show that it would not attend the 2008 show. Rockford has concluded that the money spent at CES does not adequately focus on its after-market mobile audio customers and believes these funds will be better used on an event focused on Rockford’s after-market retailers. Rockford is planning such an event for late 2007. Rockford’s show budget for 2007 will increase as a result of this new event, since it will double-up with the 2007 CES show that took place in January 2007;

•	Maintaining product and brand information for consumers and retailers on its web sites; and

•	Initiating targeted advertising in periodicals read by potential consumers.

Rockford’s corporate web site, located at www.rockfordcorp.com, and its brand sites such as www.rockfordfosgate.com, www.lightningaudio.com, www.installedge.com, and www.rockfordacousticdesign.com offer consumers and retailers reliable and comprehensive information about its product offerings and consumer services.

Distribution

North American Distribution.  Rockford currently sells its mobile audio products in the U.S. and Canada directly to retailers who operate approximately 6,000 retail stores. These include stores operated by independent specialty dealers, audio/video retailers, consumer electronic chains, mass merchandisers, internet retailers and catalog merchants. Rockford may appoint a retailer to sell some or all of its brands.

Rockford sells directly to most of its authorized retailers using independent sales representative firms who identify, recruit, sell to, and provide support to retailers in their regions. Rockford has entered into agreements with each of these sales representative firms under which Rockford appoints them its sales representative for a specific territory and specific products under varying terms. Rockford pays its independent sales representatives commissions based on sales of Rockford’s products in their territory. Commission amounts range from 1% to 10% of sales depending upon (1) product category, (2) customer category and (3) achievement of sales targets.

Rockford also permits some of its Rockford Fosgate brand sales representatives to stock a small quantity of Rockford Fosgate products for resale to smaller dealers. These smaller dealers are generally located in rural areas, or otherwise have very small volume potential, so that it is not economical for Rockford to appoint them as direct retailers. They nevertheless provide a useful extension of Rockford’s distribution system into more remote regions. Rockford’s stocking representative program allows it to serve these smaller dealers efficiently. In addition, in a few instances where stocking representatives are not available, Rockford has also appointed independent distributors to sell Rockford Fosgate products to smaller dealers in a particular territory.

Rockford has converted the majority of the specialty retailer sales of Lightning Audio products in North America to an independent distribution model, appointing distributors who purchase Lightning Audio products and re-sell them to independent dealers in their territory. Rockford also continues to sell Lightning Audio products directly to larger national and regional dealers.

Rockford supports its North American independent sales representative firms, retailers and distributors using an internal staff of regional managers and sales support staff members.

International Distribution.  Rockford currently sells its mobile audio products in approximately 69 countries outside the U.S. and Canada using independent distributors. At the end of 2005, distributors served approximately 67 of these countries, with independent sales representatives serving 2 higher volume countries in Europe. Because of the fixed costs involved in direct international sales, Rockford transitioned its international sales (except Canada) to independent distributors in 2006. As a result of this change, in all countries outside of the U.S. and Canada, Rockford uses independent distributors who purchase products from Rockford and resell them to retailers in their designated territories. The distributors assume inventory risk and take responsibility for warranty service in their territory. This transition contributed to the reduction in international sales in 2006.

Rockford supports its international distributors using an in-house staff of international sales managers.

Competition

Rockford’s primary markets are very competitive and fragmented. They are characterized by price competition and increasingly rapid product obsolescence. Rockford competes in the mobile audio market on the basis of sound quality, brand recognition, innovation and technology, reliability, breadth of product line, distribution capabilities and price. Some of Rockford’s competitors have greater financial, technical and other resources than Rockford does and many seek to offer lower prices on competing products.

To remain competitive, Rockford believes it must regularly introduce new products, add performance features to existing products and limit increases in prices or even reduce prices. Rockford’s principal competitors within Rockford’s product lines are listed below:

•	Mobile Audio Amplifiers: Alpine, JL Audio, Kenwood, Kicker, MTX, Dual, Pioneer and Sony;

•	Mobile Audio Subwoofers and Speakers: Alpine, Boston Acoustics, Infinity, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;

•	Mobile Audio Accessories: Monster Cable, AAMP America and Stinger;

Rockford’s OEM products compete directly with each auto manufacturer’s in-house manufacturing capability as well as such outside suppliers as Delphi, Visteon, Matsushita, Bose and Harman International.

The OEM products offered by automobile manufacturers also impact Rockford’s aftermarket mobile audio products. In recent years, many automobile manufacturers have:

•	integrated additional functions such as navigation into vehicle electronic systems;

•	changed the designs of their cars in ways that make (or are perceived to make) installation of aftermarket audio products more difficult or expensive; and

•	somewhat improved the quality of their mobile audio offerings.

These efforts have resulted in an increased market share for OEM mobile audio systems. Rockford believes that this increased market share for OEM products has reduced the overall market for aftermarket mobile audio products and is one of the causes of reduced sales in the aftermarket, both industry wide and for Rockford.

Manufacturing

Rockford plans to phase out internal manufacturing of subwoofers during 2007 and to substantially reduce internal manufacturing of amplifiers. Rockford has concluded that manufacturing is no longer a core part of its operations, that third party manufacturers are a more efficient source of manufacturing capacity, and that Rockford should focus its resources more directly on design, technology, and marketing. Rockford currently manufactures amplifiers at Rockford’s facilities in Tempe, Arizona, and a limited quantity of subwoofers at Rockford’s facility in Grand Rapids, Michigan.

When it outsources manufacturing to a third party manufacturer, Rockford provides specifications and cosmetic renderings for outsourced products and works with the manufacturer to develop the product so that it meets Rockford’s requirements. Rockford generally owns all of the tooling and the manufacturer is obligated not to sell identical products to anyone other than Rockford.

Rockford believes that, as it moves production of its products to third party manufacturers, it will reduce overall product costs. The transition will take time and involves significant operational risks as Rockford ramps down internal production and ramps up external manufacturing. In 2006, Rockford purchased approximately $8.1 million and $4.2 million, respectively, of finished product from its two largest suppliers, Edge International and FST Speakers. These Asian-based companies manufactured some of Rockford’s speakers, subwoofers, amplifiers, and accessories.

Most of Rockford’s products use standard parts and components that can be purchased from multiple sources. In many instances, however, Rockford sources components or finished products from one or a small number of suppliers to leverage dollars and volumes. Rockford relied on two component suppliers, Avnet and Shin Kao Group International, Inc., for approximately $5.5 million and $5.4 million, respectively, of Rockford’s component purchases during 2006.

Rockford believes alternative sources are available for substantially all of Rockford’s inventory requirements, although changes in suppliers would take time and would involve significant transitional costs. Rockford believes that its sources and supplies of finished goods, components and other raw materials are adequate for its needs.

Intellectual Property

Rockford relies upon a combination of trade secret and trademark laws, non-disclosure agreements and patents to protect its proprietary rights. Rockford has registered many trademarks and trade names both in the U.S. and internationally and is committed to maintaining and protecting them. Rockford believes its trademarks and trade names are material to its business and are well known among consumers in its principal markets. Rockford’s principal trademarks and trade names include, but are not limited to:

• Rockford Fosgate®	• Lightning Audio®
• Rockford’s “Diamond R” logo®	• Strike®
• The Punch®	• Storm®
• Rockford Acoustic Design(TM)	• Bolt®
• 3Sixty(TM)

Significant Customers and Seasonality

Best Buy is a significant customer and accounted for 27.7%, 23.4% and 22.6% of Rockford’s sales for 2004, 2005 and 2006, respectively. Rockford products are currently sold in each of its more than 900 Best Buy and Future Shop stores in North America. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. Rockford anticipates that Best Buy will continue to account for a significant portion of its sales for the foreseeable future.

Nissan is also a significant customer, representing 13.7% and 14.9% of sales during 2005 and 2006, respectively. Rockford anticipates that Nissan will continue to be significant customer for the foreseeable future. Sales to Nissan are expected to decline in 2007 because 2005 and 2006 sales were higher due to Nissan’s inclusion of Rockford Fosgate systems in a higher than normal proportion of Sentra cars during the last year of the prior model generation’s life. Rockford anticipates that a more normal proportion of Rockford Fosgate systems will be included in the Sentra during the first year of the new generation, which was introduced late in 2006.

Neither Best Buy nor Nissan is obligated to long-term purchases of Rockford’s products and each has considerable discretion to reduce, change or terminate purchases of Rockford’s products. The loss of Best Buy or Nissan as a customer or significant reductions in their purchases of Rockford’s products would materially reduce Rockford’s sales.

Rockford’s significant customers generally help to smooth out Rockford’s sales seasonality. For Rockford’s specialty and audio-video dealers, the peak-selling season is in the spring and summer and the slowest season is typically in the fourth quarter. Rockford believes that it experiences this seasonality because its core 16-24 year old consumers tend to buy mobile audio products during the spring and summer when they are on semester breaks and when generally more favorable weather makes it easier to install mobile audio products. Best Buy sales, while strong in May and June, are not as dependent upon Rockford’s core consumers and are also strong in the fourth quarter due to seasonal retail sales.

Product Support

To maintain and enhance its relationships with retailers, Rockford provides numerous support services, including product and installation training, sales training and technical and customer service support. For 2007 Rockford is re-emphasizing its “Rockford Technical Training Institute” training programs that are designed to provide improved skills to dealer personnel. In addition, Rockford’s web site provides comprehensive information for dealers and distributors, including product schematics, ad layouts and logos.

Rockford products carry standard warranties to purchasers who buy Rockford products from authorized dealers. The warranties cover defects in material and workmanship under which Rockford will either repair or replace a product that fails during the warranty period. Rockford also offers repair services for products that are no longer covered under the original warranty. For U.S. and Canadian customers, Rockford has in-house customer service, repair and technical support personnel who provide general company information, installation support, troubleshooting and system design assistance. Rockford also provides a direct repair program that repairs and ships repaired product rapidly, reducing retailer and consumer inconvenience if products fail to perform properly.

For Rockford’s international customers, Rockford requires its distributors to provide warranty and customer service to consumers in the countries where the distributors are authorized to sell Rockford products.

Information Systems

Rockford’s information systems are designed to provide managers, employees, suppliers and customers with timely information about Rockford and its products. Rockford has implemented internet-based systems to allow Rockford’s representatives, dealers and distributors to check the status of their orders at a secure Internet site. Rockford has also implemented internet systems to provide accurate and timely information to its suppliers. These systems help Rockford reduce costs by reducing inventory requirements and providing better information to suppliers.

Employees

At December 31, 2006, Rockford had approximately 256 full-time employees in various functions. This was a reduction of 159 full-time employees compared to December 31, 2005. In addition, Rockford uses temporary personnel as needed. Rockford has never had a work stoppage and none of its employees are unionized. Rockford believes its employee relations are good.

Environmental Compliance

Whenever possible, Rockford avoids using hazardous materials in its production processes. Two chemicals used in the basic electronic manufacturing processes, lacquer and flux, are listed as hazardous substances by the U.S. Environmental Protection Agency. Rockford uses them in limited quantities in its production facility, taking care to see that they are stored, used and disposed of in the proper manner. Rockford’s direct use of these materials will be significantly lower in 2007 and beyond because of the planned outsourcing of manufacturing to third parties.

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

All of Rockford’s 2007 product offerings are compliant with the European Union’s directive on the restriction of hazardous substances (“RoHS”).

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

Rockford’s business is based primarily on the demand for aftermarket mobile audio products. Rockford’s business is also based on its ability to introduce distinctive new products that provide powerful, high quality sound and anticipate changing consumer demand. If Rockford fails to introduce new products, misinterprets consumer preferences or fails to respond to changes in the marketplace, consumer demand for its products could decrease and its brands’ image could suffer. In addition, Rockford’s competitors may introduce superior designs or business strategies, undermining Rockford’s distinctive image and its products’ desirability. If any of these events occur, they could cause Rockford’s sales to decline.

Any decrease in demand for Rockford amplifiers or speakers could significantly decrease sales.

A significant portion of Rockford’s future revenue depends upon sales of Rockford’s amplifier and speaker products. These two product lines collectively accounted for approximately 80.7% of Rockford’s sales in 2006, 79.2% of Rockford’s sales in 2005 and 78.7% of Rockford’s sales in 2004. The concentration of sales in these product lines is increasing because of Rockford’s elimination of non-core businesses and product lines. If sales of either of these two product types decline, results of operations could be adversely affected.

The loss of Best Buy or Nissan as a customer or significant reductions in their purchases of Rockford’s products would reduce sales.

Best Buy and Nissan are significant customers, with Best Buy accounting for 27.7%, 23.4% and 22.6% of Rockford’s sales in 2004, 2005 and 2006, respectively and Nissan accounting for 13.7% and 14.9% of Rockford sales in 2005 and 2006, respectively. Rockford anticipates that Best Buy and Nissan will continue to account for a significant portion of Rockford’s sales for the foreseeable future, but neither is obligated to any long-term purchases. Both have considerable discretion to reduce, change or terminate purchases of Rockford’s products.

Rockford cannot be certain that it will retain Best Buy and Nissan as customers or maintain relationships as favorable as currently exist.

Rockford may lose sales and market share if it is unable to compete successfully against current and future competition, including products offered by aftermarket suppliers and by auto manufacturers.

Competition could result in reduced margins on Rockford’s products and loss of market share. Rockford’s primary markets are very competitive, fragmented, rapidly changing and characterized by price competition and increasingly rapid product obsolescence. Rockford’s principal mobile audio competitors include Alpine, Boston Acoustics, Fujitsu Eclipse, Infinity, Jensen, JL Audio, Kenwood, Kicker, Monster Cable, MTX, Phoenix Gold, Pioneer, Sony and Stinger.

Rockford also competes with automobile manufacturers who continue to integrate original equipment audio systems with other electronic features in their vehicles and somewhat improve their sound quality. These changes increase the perceived difficulty of installing Rockford’s aftermarket products, reduce consumers’ perception of the need to improve their factory audio systems and have reduced demand for aftermarket mobile audio products. Auto manufacturers have also changed the designs of their cars in ways that make installation of Rockford’s products more difficult or expensive. Rockford believes that the changes auto manufacturers have made in recent years have significantly reduced overall sales of aftermarket mobile audio systems.

Some of Rockford’s competitors have greater financial, technical and other resources than Rockford does. Some may reduce prices on competing products. To remain competitive, Rockford believes that it must regularly introduce new products, improve the performance of existing products and limit increases in prices or even reduce prices. Rockford’s inability to do so in a timely manner could reduce sales and profitability.

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

Even after introduction, new or enhanced products may not satisfy consumer preferences and product failures may cause consumers to reject the new products. As a result, these products may not achieve market acceptance. In addition, competitors’ new products and product enhancements may cause consumers to defer or forego purchases of Rockford’s products.

Rockford may lose market share and its brand image may erode as Rockford changes distribution channels for its mobile audio products.

Rockford must successfully capitalize on new distribution strategies. Rockford has historically distributed Rockford’s products primarily through specialty dealers who sold only mobile audio products and through audio/video retailers. Rockford believes other distribution channels, including consumer electronics retailers, such as Best Buy, and mass merchandisers, such as Wal-Mart, have captured significant market share in recent years. Rockford is seeking to increase distribution of Rockford’s products through these growing distribution channels.

Rockford also sells its products or licenses its brand and technologies as standard or optional OEM systems in Nissan and Mitsubishi vehicle models and is working to expand its OEM sales. Other mobile audio manufacturers who have undertaken sales of “factory” mobile audio products have lost sales in the mobile audio aftermarket because specialty dealers reduced their sales of the brand when it was offered by new car dealers.

Rockford’s changes in distribution channels and strategies create significant risks that:

•	Rockford may alienate its specialty dealer base. Some specialty dealers or audio/video retailers may react to Rockford’s new strategies by reducing their purchases or even replacing Rockford’s products with competing products. Reduced specialty dealer or audio/video retailer loyalty could reduce Rockford’s market share because specialty dealers and audio/video retailers continue to hold a large share of the market and contribute substantially to Rockford’s brand image among its core consumers; and

•	Rockford’s brand image may erode. Selling in less-specialized distribution channels or through car dealers may erode Rockford’s brand image, which could decrease Rockford’s product prices and profit margins.

Rockford’s inability to manage Rockford’s new distribution channels in a way that mitigates these risks may reduce its sales and profitability.

Seasonality of mobile audio sales causes Rockford’s quarterly sales to fluctuate and may affect the trading price of its stock.

Rockford’s sales are generally greater during the first and second quarters of each calendar year and lower during the third and fourth quarters, with its lowest sales typically occurring during the fourth quarter. As a result, after the announcement of Rockford’s results of operations for the third and fourth quarters, Rockford’s stock price may be lower than at other times of the year. Rockford believes it experiences this seasonality because consumers tend to buy mobile audio products during the spring and summer when students are on semester breaks and generally more favorable weather facilitates installation of Rockford’s products.

Rockford’s financial results may fluctuate significantly, making financial forecasting difficult and making Rockford’s stock price volatile.

Rockford’s results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. In some quarters, operating results may fall below the expectations of public market analysts and investors. Rockford’s operating results are difficult to forecast for many reasons, some of which are outside of Rockford’s control, including:

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

As a result, investors should not rely on historical results as an indication of Rockford’s future performance.

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

Aftermarket mobile audio sales have been soft over an extended period for many reasons, including the improved performance of OEM mobile audio systems and the availability of alternative audio products such as the

iPod. Consumer spending for aftermarket mobile audio products is volatile and is affected by economic conditions such as:

•	General business conditions;

•	Employment levels, especially among Rockford’s core consumers (who tend to be less experienced workers and are particularly subject to layoff if employment levels decline);

•	Consumer confidence in future economic conditions;

•	Energy prices; and

•	Interest and tax rates.

The mobile audio aftermarket in the U.S. has suffered from a decline in overall sales since 2000, which has made it difficult for Rockford and for competitors to maintain sales. The efforts to maintain sales have eroded margins and led to greater competition to place inventory in dealers. The market for mobile audio products continues to be unpredictable and Rockford is not able to predict when or whether this difficult period will end.

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

Rockford may not be able to do these things and, if it is not able to do so, its business may suffer.

Rockford relies upon debt financing for a substantial part of its working capital; defaults on its debt or the unavailability of additional financing could make it impossible to carry out Rockford’s business as currently structured.

As at December 31, 2006, Rockford had $10.4 million in outstanding debt under its senior credit facility and $9.5 million of notes outstanding. Rockford is dependent on its senior credit facility and other financing given the working capital requirements of its business. If Rockford’s financial performance fails to improve, or if other developments make financing unavailable on an economic basis, Rockford might not be able to continue its operations as they are currently structured. A further restructuring would likely have a significant negative impact on operations, financial performance, and stock price.

If Rockford fails to manage its inventory effectively, Rockford could incur additional costs or lose sales.

Rockford customers have many brands to choose from when they decide to order products. If Rockford cannot deliver products quickly and reliably, customers will order from a competitor. Rockford must stock enough inventory to fill orders promptly, which increases Rockford’s financing requirements and the risk of inventory obsolescence. Competition has forced Rockford to shorten its product life cycles and more rapidly introduce new and enhanced products, while simultaneously sourcing more product overseas and carrying larger inventories. There is a significant risk that Rockford’s inventory could become obsolete.

Rockford’s product supplies and international operations may be harmed by factors including political instability, currency exchange rates and changes in regulations that govern international transactions.

The risks inherent in international trade may interfere with Rockford’s supply of products, reduce Rockford’s international sales and harm Rockford’s business and the businesses of its distributors and suppliers. These risks include:

•	Changes in tariff regulations;

•	Political instability, war, terrorism and other political risks;

•	Foreign currency exchange rate fluctuations;

•	Establishing and maintaining relationships with local distributors and dealers;

•	Transitioning direct sales to local distributors;

•	Lengthy shipping times and accounts receivable payment cycles;

•	Import and export licensing requirements;

•	Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

•	Greater difficulty in safeguarding intellectual property than in the U.S.; and

•	Difficulty in staffing and managing geographically dispersed operations.

These and other risks may increase the relative price of Rockford’s products compared to those manufactured in other countries, reducing the demand for its products.

Loss of an international distributor may disrupt Rockford’s sales.

International customers accounted for 16.3% of Rockford’s sales in 2006. For sales outside the U.S. and Canada Rockford relies on distributors, each of whom is responsible for one or more countries. Each distributor purchases and resells Rockford’s products in its territories. When Rockford has disputes with a distributor, or changes its relationship with a distributor, it may disrupt the market for Rockford’s products in that country and reduce sales. If Rockford changes a relationship with a distributor, Rockford may repurchase that distributor’s inventory, which would also reduce Rockford’s sales.

Rockford may incur additional costs or reduced sales as it transitions from a direct distribution system to local distributors in its international markets

Rockford has implemented a strategy of moving from a direct distribution system to local distributors in its larger European markets. It has transitioned independent sales representatives to local distributors. If Rockford fails to manage the change effectively, increased costs and lower sales may negatively impact Rockford’s financial results. The transition reduced international sales in 2006.

Currency fluctuations may reduce the profitability of Rockford’s foreign sales.

In some cases, Rockford makes sales to Canadian dealers and distributors in Canadian dollars. In other international market, although Rockford prices its products in dollars, currency fluctuations may make Rockford’s products more expensive in local currency terms. Rockford does not trade in derivatives or other financial instruments to reduce currency risks. In some instances this will subject Rockford’s earnings to fluctuations because Rockford is not protected against substantial currency fluctuations and its distributors may reduce product purchases because of currency fluctuations.

If Rockford’s supplies of finished goods or components are interrupted, it may be unable to deliver its products to its customers.

Rockford is transitioning more and more of its products to outsourced manufacturing, generally in Asia. As a result, its supply chain is increasingly dependent on suppliers who are globally sourced. The supply process does not provide a backlog of finished goods, components or materials to satisfy short lead-time orders, to compensate for potential halts in supply or to replace products or components that are not available due to supplier issues or that do not conform to quality standards.

Rockford also does not have long-term price commitments from its suppliers and cost increases may reduce Rockford’s margins or require Rockford to raise its prices to protect margins. Rockford cannot be certain that it could locate, within reasonable time frames, alternative sources of finished goods and components at similar prices and quality levels. This failure could result in increased costs, delays in its supply chain, an inability to fill purchase orders on a timely basis and a decrease in product availability at the retail level. This could cause Rockford to lose sales and damage Rockford’s customer relationships.

Rockford relied on Edge International, Avnet, and Shin Kao International, Inc for approximately 15.5%, 10.5%, and 10.4% respectively, of its inventory purchases during 2006. If any significant supplier refuses or is unable to supply finished goods or components to Rockford, it would require substantial time to identify an alternative supplier and could create a shortage of finished goods and electronic components and parts.

Rockford may be unable to retain and attract key employees, which could impair Rockford’s business.

Rockford operates in highly competitive employment markets and cannot guarantee its continued success in retaining and attracting the employees it needs to develop, produce and market its products and manage its operations. Rockford’s business strategy and operations depend, to a large extent, on Rockford’s senior management team. Rockford does not have written employment contracts with any of its key employees. If key members of Rockford’s management team are unable or unwilling to continue in their present positions, Rockford’s ability to develop, introduce and sell Rockford’s products could be negatively impacted.

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

Rockford concluded for its annual report for the year ending December 31, 2004, that its disclosure controls and procedures were deficient and not able to ensure that the information required to be disclosed in its Annual Reports was accurate and was recorded, processed, summarized and reported within the requisite time periods. Deficiencies at the end of 2004 and early in 2005 resulted from substantial management and staff turnover, particularly in the general accounting and finance areas, during the fourth quarter of 2004 and first quarter of 2005. This turnover caused a loss of required operations and process knowledge. Although Rockford took corrective actions to eliminate these material weaknesses, it remains a small company and is dependent upon a small number of officers and staff. If it suffers additional turnover, or is otherwise unable to maintain its internal controls, Rockford may not be able to comply with its reporting obligations and its inability could reduce the market price of its stock.

Rockford’s executive officers and directors retain substantial control of Rockford, which may limit the liquidity and market price of its common stock.

Rockford’s officers and directors, and various shareholders affiliated with or related to two of Rockford’s directors, Nicholas G. Bartol and Timothy C. Bartol, collectively held approximately 37% of Rockford’s outstanding shares at March 12, 2007. These shareholders, if they act together, are able as a practical matter to control the outcome of matters submitted for shareholder action, including the election of a majority of Rockford’s board of directors and the approval of significant corporate transactions. Consequently, these shareholders effectively control Rockford’s management and affairs, which may limit the liquidity of its shares, discourage acquisition bids for Rockford and limit the price some investors will be willing to pay for Rockford’s shares.

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

Rockford’s corporate headquarters and electronics manufacturing facilities are located in Tempe, Arizona. Rockford currently manufactures subwoofers at its facility in Grand Rapids, Michigan, but is phasing out production at this facility in the first half of 2007. Rockford has used warehouses located in the U.S., Germany, and Singapore, but has closed its Singapore and German warehouses. Rockford intends to use more direct shipments from its Asian manufacturers to international markets.

The following table contains information about Rockford’s facilities as at December 31, 2006, all of which are leased:

		Approximate
Function	Location	Square Footage		Lease Expiration

Corporate headquarters and research and development	Tempe, Arizona	30,000		September 30, 2009
Information systems	Tempe, Arizona	10,000		September 30, 2010
Manufacturing and purchasing	Tempe, Arizona	22,000		December 31, 2008
Warehousing, sales and customer service	Tempe, Arizona	25,000		December 31, 2008
Warehousing	Gilbert, Arizona	91,000		July 31, 2008
Manufacturing, research and development,
purchasing and administration	Grand Rapids, Michigan	163,000	(1)	March 31, 2009

Total		341,000

(1)	Rockford entered into an agreement to reduce the amount of square footage of the Grand Rapids, Michigan facility to 83,000 square feet as of July 1, 2007, and plans to phase out manufacturing at this location before that date.

Item 3.	Legal Proceedings

During January 2007, Rockford participated in a mediation seeking to settle the Fiori patent claim described in Rockford’s Annual Reports for 2002, 2003, 2004 and 2005. The mediation resulted in a settlement of the matter. Rockford decided to settle the litigation because it concluded that the cost of litigating the matter through trial and appeal would have approached or even exceeded the amount of the settlement and that it was in Rockford’s interest to eliminate the risks inherent in further litigation.

Under the Agreement, Rockford agreed to pay Mr. Fiori gross payments totaling $1,613,000, as follows:

•	$750,000 was paid during February 2007, within 5 days after signing of a definitive settlement agreement;

•	$225,500 will be paid on August 1, 2007; and

•	$212,500 each will be paid on February 1, August 1, and December 1, 2008.

In the agreement Rockford also agreed to cease producing products using its proprietary TOPAZ technology as of December 31, 2007. Rockford was already removing this technology from the bulk of its product line with the 2007 model releases and had planned to replace all remaining products using the technology by the end of 2007. Mr. Fiori contended in the lawsuit that this technology infringed upon his patents. The settlement is not an admission of infringement and Rockford agreed to cease use of the technology only because it was in the process of replacing the technology in any event. Rockford does not anticipate material costs, other than the product development costs it already expected to incur to replace the remaining products that use the technology, to make the changes required to comply with this agreement.

The agreement releases Rockford with respect to all claims of Mr. Fiori, his firm IET, and their successors and assigns for infringement of any patent Fiori or IET owns, for which they have applied, or to which they have enforcement rights. The agreement has resulted in the dismissal with prejudice of Mr. Fiori’s lawsuit. As noted elsewhere in this report, Rockford has taken a charge of approximately $1.5 million in its results for the fourth quarter of 2006 attributable to the settlement.

During 2006, Rockford continued to pursue collection of a judgment against its former distributor for Central and South America arising from a balance owed to Rockford and the distributor’s claims that Rockford improperly terminated its distribution rights. The former distributor has undertaken legal actions in Panama that have interfered with the ability of Rockford’s new distributor for Central and South America to develop and service those markets. This interference has been one of the causes of a decline in Rockford’s sales in this territory. Rockford intends to continue to take actions designed to reduce or eliminate this interference, and to seek redress for the damage the former distributor is causing to its business. Rockford has initiated efforts to collect its U.S. judgment through proceedings in the U.S. and Panama. Rockford is unable to determine at this time when, or the extent to which, its efforts to collect on the judgment or to eliminate the interference with business in Central and South America will be successful.

Rockford is and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2006, with the exception of the matters described above, Rockford was not a party to any legal proceedings that it believes are likely to have a material effect on its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

Rockford common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of its initial public offering. Prior to that time, there was no public market for its common stock. The following table sets forth the range of high and low sales prices for Rockford’s common stock for the periods indicated:

	High	Low

For the quarter ended:
December 31, 2006	$3.50	$1.48
September 30, 2006	$4.19	$3.20
June 30, 2006	$4.19	$3.21
March 31, 2006	$4.20	$2.86
December 31, 2005	$3.49	$2.55
September 30, 2005	$3.86	$2.61
June 30, 2005	$3.92	$2.14
March 31, 2005	$3.07	$1.97

As at March 12, 2007, there were approximately 112 holders of record of Rockford’s common stock.

Rockford has never declared or paid any cash dividends on its common stock. Rockford currently intends to retain its earnings, if any, to finance its operations and, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future. Rockford’s current credit agreement does not permit stock repurchases or the payment of cash dividends.

Set forth below is a line graph comparing the cumulative total shareholder return for Rockford’s Common Stock, against the cumulative total return of the Russell 2000 Index and the Standard and Poors Household Audio and Video Equipment Index from December 31, 2001 through December 31, 2006. Cumulative total returns assume reinvestment of dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Rockford’s Common Stock.

	Stock Performance Values($)
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2002	2003	2004	2005	2006

Rockford Corp	100	69	61	24	38	29
Russell 2000	100	80	117	139	145	171
S & P Household Audio and Video	100	73	71	86	81	85

The returns and performance presented above shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that Rockford specifically incorporates such information by reference. The shareholder returns and performance presented above shall not otherwise be deemed filed under such acts.

Sales of Unregistered Securities

Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. In November of 2005, Rockford repurchased $3 million of the $12.5 million face value of the convertible notes and 285,000 associated warrants for a total price of approximately $2.7 million. Rockford recorded a gain to other expense (income) of approximately $0.1 million during 2005, net of fees and write-off of unamortized debt issuance costs.

The remaining noteholders after the repurchase described above may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009 at a conversion price of $4.61 per share. If fully converted, the remaining outstanding notes will convert into 2,060,738 shares of Rockford’s common stock. Warrants to purchase 961,573 shares of common stock remain outstanding. Rockford has the right automatically to convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford also may force the exercise of the warrants under certain circumstances prior to their expiration date. The notes, warrants, and shares of common stock issuable upon conversion of the notes or exercise of the warrants were the subject of a registration statement on Form S-3 filed by Rockford with the SEC on July 12, 2004.

Rockford has not made any sales of unregistered securities during the past three years, except for the sales of notes and warrants described above.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,898,064	$4.15	50,310
Equity compensation plans not approved by security holders	59,073	3.73	—

	1,957,137	$4.14	50,310

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the five years ended December 31, 2006 derived from Rockford’s audited consolidated financial statements. Prior period amounts have been reclassified to conform to the 2006 presentation, including the reclassification of gains and losses from the sale or impairment of assets from other expenses to general and administrative expenses.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Consolidated Statements of Operations:
Net sales	$162,805	$157,728	$160,857	$135,682	$102,776
Cost of goods sold	105,079	109,446	129,092	96,231	73,919

Gross profit	57,726	48,282	31,765	39,451	28,857
Operating expenses:
Sales and marketing	27,268	28,823	27,461	22,845	16,772
General and administrative	15,509	17,470	25,782	13,913	16,753
Research and development	4,735	7,149	6,415	2,823	3,218

Total operating expenses	47,512	53,442	59,658	39,581	36,743

Operating income (loss)	10,214	(5,160)	(27,893)	(130)	(7,886)
Interest and other expense, net	52	252	2,826	2,593	1,243

Income (loss) from continuing operations before income taxes	10,162	(5,412)	(30,719)	(2,723)	(9,129)
Income tax expense (benefit)	3,837	(2,483)	4,597	—	(437)

Income (loss) from continuing operations	6,325	(2,929)	(35,316)	(2,723)	(8,692)

Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	—	—	(70)	(1,019)	—
Loss from discontinued operations, net of taxes	(45)	(2,735)	(3,469)	(345)	(155)

Total loss from discontinued operations	(45)	(2,735)	(3,539)	(1,364)	(155)

Net income (loss)	$6,280	$(5,664)	$(38,855)	$(4,087)	$(8,847)

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.74	$(0.33)	$(3.90)	$(0.29)	$(0.92)

Diluted	$0.68	$(0.33)	$(3.90)	$(0.29)	$(0.92)

Loss from discontinued operations
Basic	$(0.01)	$(0.31)	$(0.39)	$(0.15)	$(0.02)

Diluted	$(0.00)	$(0.31)	$(0.39)	$(0.15)	$(0.02)

Net income (loss):
Basic	$0.74	$(0.64)	$(4.29)	$(0.44)	$(0.94)

Diluted	$0.68	$(0.64)	$(4.29)	$(0.44)	$(0.94)

Weighted average shares:
Basic	8,540	8,866	9,066	9,258	9,388

Diluted	9,301	8,866	9,066	9,258	9,388

Consolidated Balance Sheet Data:
Working capital	$52,354	$38,138	$25,776	$23,217	$16,479
Total assets	101,774	112,083	80,353	52,298	44,555
Current portion of long-term debt and capital lease obligations	1,253	24,382	18,204	6,109	11,402
Long-term debt and capital lease obligations	10,027	—	11,937	9,187	9,937
Total liabilities	35,295	48,393	57,768	33,667	34,310
Shareholders’ equity	65,546	63,207	22,585	18,631	10,245

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

This Analysis should be read in conjunction with the other sections of this Annual Report, including “Item 1: Business,” “Item 6: Selected Financial Data,” and “Item 8: Financial Statements and Supplementary Data.” This Analysis does not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of the date of this report.

Results of Operations

Overview

Rockford believes the investments it has made in new products, changes in distribution channels, move to outsourced manufacturing, improvements in its processes and reductions in overhead have positioned Rockford for improved financial performance in 2007. The strategic realignment announced in 2004 and completed in 2006 has re-focused Rockford on its core mobile audio business. There were accrued liabilities related to post-employment benefits of approximately $0.6 million at December 31, 2006 associated with Rockford’s strategic realignment. Rockford expects to take an additional restructuring charge in the first quarter of 2007 related to additional post-employment benefits of approximately $1.3 million.

With Rockford’s realignment complete, Rockford anticipates that its 2007 results will reflect the impact of its changes in distribution and manufacturing, will benefit from a lower cost structure and will be free from the results and non-recurring charges related to its disposed businesses. Rockford anticipates that its focus during 2007 and 2008 will be on improved penetration of the mobile audio markets and continued improvement in its core operations, including the implementation of additional outsourcing for its product lines.

Rockford continues to expect a shift in its sales mix into different distribution channels. In recent periods sales have generally declined in mobile audio aftermarket channels while sales have grown in the OEM channels. Rockford experienced a decline in OEM sales late in 2006, and expects this decline to continue for 2007, due primarily to Nissan’s introduction of a new Sentra model that will initially have less Rockford content. Rockford is working to increase aftermarket sales and believes its new 2007 products will contribute positively to these efforts. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales.

The shift in Rockford’s sales into mass merchant and OEM channels has had and will continue to have some positive effects, including expansion of Rockford’s product exposure beyond its traditional target market and smoothing out of sales seasonality. At the same time, the demands of mass merchants and auto manufacturers continue to require greater working capital compared to the working capital required for smaller merchants because of increased product returns, increased finished goods inventory levels and extended terms for sales.

Rockford’s business is now almost entirely in the mobile audio segment, including sales to the mass retail, independent specialist and OEM channels. Rockford believes it has lost market share in 2005 and 2006. Results were affected by:

•	overall softness in the aftermarket channel;

•	aggressive pricing and promotional activity by competitors in the aftermarket channel; and

•	continuing distribution channel shifts.

Rockford believes its 2006 operational and process improvements, and introduction of new and significantly enhanced amplifiers and subwoofers during the first quarter of 2007, have positioned Rockford for improvements in 2007.

The following table shows, for the years indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Year Ended December 31
	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.3	70.9	71.9

Gross profit	19.7	29.1	28.1
Operating expenses:
Sales and marketing	17.1	16.8	16.3
General and administrative	16.0	10.3	16.3
Research and development	3.9	2.1	3.2

Total operating expenses	37.0	29.2	35.8

Operating loss	(17.3)	(0.1)	(7.7)
Interest and other expense, net	1.8	1.9	1.2

Loss from continuing operations before income taxes	(19.1)	(2.0)	(8.9)
Income tax expense (benefit)	2.9	—	(0.4)

Loss from continuing operations	(22.0)	(2.0)	(8.5)
Discontinued operations:
Loss from disposal of discontinued operations	—	(0.7)	—
Loss from discontinued operations	(2.2)	(0.3)	(0.1)

Total loss from discontinued operations	(2.2)	(1.0)	(0.1)

Net loss	(24.2)%	(3.0)%	(8.6)%

Cost of goods sold primarily consists of product costs, direct labor and manufacturing costs associated with production of Rockford’s products as well as warranty, warehousing, freight-in and customer service expenses.

Sales and marketing expenses primarily consist of salaries, sales commissions, cost of advertising, trade shows, and freight-out expenses.

General and administrative expenses primarily consist of salaries, facilities and other costs of Rockford’s accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees. General and administrative expenses also include gain and losses from the sale or impairment of assets.

Research and development expenses primarily consist of salaries associated with research and development personnel, prototyping and other costs related to new product development.

Geographic Distribution of Sales

Rockford’s sales to external customers by geographic region were as follows:

	Year Ended December 31,
Region(1)	2004	2005	2006	2006
	(In thousands, excluding % column)

United States	$133,682	$112,657	$86,017	83.7%
Other Americas	9,295	9,438	8,007	7.8%
Europe	12,544	9,042	5,316	5.2%
Asia	5,336	4,545	3,436	3.3%

Total sales	$160,857	$135,682	$102,776	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of Rockford’s sales.

In the following discussion, certain increases or decreases may differ due to rounding.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.  Net sales decreased by $32.9 million, or 24.3%, to $102.8 million for 2006, from $135.7 million for 2005. The decrease in sales was primarily attributable to lower sales of Rockford Fosgate and Lightning Audio branded products. The decrease is also partially due to the elimination of Rockford’s Q-Logic enclosure product line for much of the year, and the elimination of domestic MB Quart and Omnifi branded products for all of the year. These decreases were partially offset by lower sales discounts and product returns.

U.S. sales decreased by $26.7 million, or 23.6%, to $86.0 million for 2006, from $112.7 million for 2005. International sales decreased by $6.2 million, or 27.0%, to $16.8 million for 2006, from $23.0 million for 2005. The decrease in international sales was primarily due to lower sales of Rockford Fosgate and Lighting Audio product lines. The transition to a new distribution model in Europe also contributed to this decrease.

Gross Profit.  Gross Profit decreased by $10.6 million, or 26.9%, to $28.9 million for 2006, from $39.5 million for 2005. As a percent of sales, gross profit decreased to 28.1% for 2006, from 29.1% for 2005. This decrease was primarily due to lower net sales, higher manufacturing variances, and a $0.7 million charge related to future obligations for Rockford’s vacated European warehouse facility. The decrease was partially offset by lower cost of goods sold due to outsourcing, higher royalty revenue, and by the impairment of Q-Logic assets of $0.8 million recorded in 2005.

Sales and Marketing Expenses.  Sales and marketing expenses decreased by $6.1 million, or 26.6%, to $16.8 million for 2006 from $22.9 million for 2005. As a percent of sales, sales and marketing expenses decreased to 16.3% for 2006 from 16.8% for 2005. The decrease in sales and marketing expense was primarily due to lower sales commissions, reduced outbound freight resulting from lower sales, lower trade show expenses and lower personnel related expenses.

General and Administrative Expenses.  General and administrative expenses increased by $2.8 million or 20.4%, to $16.8 million for 2006 from $13.9 million for 2005. As a percent of sales, general and administrative expenses increased to 16.3% for 2006 from 10.3% for 2005. The increase in general and administrative expenses is primarily due to a legal settlement charge of approximately $1.5 million to resolve the Fiori litigation that is discussed in Item 3 of this Annual Report, a restructuring charge of approximately $1.3 million for severance costs associated with a reorganization announced in August 2006 and the gain recognized from the sale of Rockford’s rights to the MB Quart brand for North America in 2005. The increase was partially offset by lower personnel related expenses, facilities costs, and professional fees.

Research and Development Expenses.  Research and development expenses increased by $0.4 million, or 14.0%, to $3.2 million for 2006 from $2.8 million for 2005. As a percent of sales, these expenses increased to 3.2% for 2006, from 2.1% for 2005. The increase is primarily due to the increased quantity of new product introductions planned for 2007.

Operating Loss From Continuing Operations.  Operating loss increased by $7.8 million, to a $7.9 million operating loss for 2006 from a $0.1 million loss for 2005. As a percent of sales, operating loss increased to a 7.7% operating loss for 2006, from a 0.1% operating loss for 2005. This increase in operating loss is primarily the result of the decrease in net sales and gross profit and the legal settlement and restructuring charges that contributed to increased General and Administrative Expenses. These items were partially offset by lower operating expenses as described above.

Interest and Other Expense.  Interest and other expense primarily consists of interest expense and currency gains and losses. Interest and other expense decreased by $1.4 million, or 52.1%, to $1.2 million for 2006 from $2.6 million for 2005. The decrease is primarily attributable to lower interest expense in 2006 due to lower average levels of borrowings, partially offset by higher effective borrowing rates.

Income Tax Expense (benefit).  The income tax benefit from continuing operations was $0.4 million for 2006 and zero for 2005. The effective income tax rates were 4.9% for 2006 and 0.0% for 2005. Tax losses in 2006 were not benefited for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets.

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

Gross Profit.  Gross Profit increased by $7.7 million, or 24.2%, to $39.5 million for 2005, from $31.8 million for 2004. As a percent of sales, gross profit increased to 29.1% for 2005, from 19.7% for 2004. This increase was primarily due to inventory reserves for obsolescence recorded in 2004 and to costs incurred in 2004 associated with the production delays, manufacturing and engineering costs, and premium freight to expedite production of the new 2004 products whose introduction was delayed in 2004. The increase was partially offset by the impairment of Q-Logic assets of $0.9 million recorded in 2005 reflecting the anticipated sale of those assets.

Sales and Marketing Expenses.  Sales and marketing expenses decreased by $4.6 million, or 16.8%, to $22.9 million for 2005 from $27.5 million for 2004. As a percent of sales, sales and marketing expenses decreased to 16.8% for 2005 from 17.1% for 2004. The decrease was primarily due to lower sales commissions, outbound freight, sales and marketing personnel related expenses and reduced promotional activities.

General and Administrative Expenses.  General and administrative expenses decreased by $11.9 million or 46.0%, to $13.9 million for 2005 from $25.8 million for 2004. As a percent of sales, general and administrative expenses decreased to 10.3% for 2005 from 16.0% for 2004. The decrease in general and administrative expenses is primarily due to the impairment of goodwill and internally developed software of $6.3 million recorded in 2004 and to lower personnel related expenses, facilities costs, bad debt expenses and professional fees partially offset by severance expense related to Rockford’s realignment of its international distribution. General and administrative expenses for 2005 also include a gain of $0.9 million recognized from the sale of Rockford’s rights to the MB Quart brand for North America.

Research and Development Expenses.  Research and development expenses decreased by $3.6 million, or 56.0%, to $2.8 million for 2005 from $6.4 million for 2004. As a percent of sales, these expenses decreased to 2.1% for 2005, from 4.0% for 2004. The decrease is primarily due to lower personnel related expenses and to costs incurred in 2004 related to the delayed new product launch that were not repeated in 2005.

Operating Loss From Continuing Operations.  Operating loss improved by $27.8 million, or 99.5%, to a $0.1 million operating loss for 2005 from a $27.9 million loss for 2004. As a percent of sales, operating loss improved to a 0.1% operating loss for 2005, from a 17.3% operating loss for 2004. This improvement in operating loss is the result of the increase in gross profit and decrease in operating expenses described above.

Interest and Other Expense.  Interest and other expense, primarily consists of interest expense and currency gains and losses. Interest and other expense improved by $0.2 million, or 8.2%, to $2.6 million for 2005 from $2.8 million for 2004. The improvement is primarily attributable to the lower foreign currency expense in 2005.

Income Tax Expense (Benefit).  Income tax expense from continuing operations decreased by $4.6 million, or 100.0%, to zero for 2005 from a $4.6 million expense for 2004. The effective income tax rates were 0.0% for 2005 and 15.0% for 2004. The change in rate was primarily a result of the $4.6 million non-cash charge in 2004 to establish a valuation allowance against Rockford’s net deferred tax assets and the generation of tax losses in 2005 that were not benefited for financial reporting purposes.

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

The following tables show selected consolidated quarterly statements of operations data derived from Rockford’s unaudited consolidated financial statements for each of the eight quarters ended December 31, 2006. These unaudited financial results were prepared on a basis consistent with the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for those periods. Net sales and gross profit have been restated to reflect Rockford’s continuing operations. Financial information about Rockford’s discontinued operations may be found at Note 2 of the Notes to Consolidated Financial Statements of this Annual Report. The results of operations for any quarter are not necessarily indicative of the results for any future period.

Consolidated Statement of Operations Data

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands, except per share data)

Net sales	$39,616	$37,917	$30,213	$27,936	$29,928	$31,668	$21,217	$19,963
Gross profit	11,324	11,728	9,327	7,072	7,858	10,373	6,016	4,610
Income (loss) from continuing operations	(491)	(277)	687	(2,642)	(2,059)	1,026	(2,919)	(4,740)
Income (loss) from discontinued operations	(117)	(26)	(1,105)	(116)	6	(114)	(47)	—
Net income (loss)	$(608)	$(303)	$(418)	$(2,758)	$(2,053)	$912	$(2,966)	$(4,740)

Net income (loss) per common share(1)
Basic	$(0.07)	$(0.03)	$(0.05)	$(0.30)	$(0.22)	$0.09	$(0.32)	$(0.50)

Diluted	$(0.07)	$(0.03)	$(0.04)	$(0.30)	$(0.22)	$0.09	$(0.32)	$(0.50)

(1)	The sum of quarterly net income (loss) per common share does not equal annual net income (loss) per common share due to changes in the weighted average number of common shares outstanding.

Liquidity and Capital Resources

Rockford has financed its business primarily using existing capital, cash flows from operations, proceeds from its non-core asset sales, and bank borrowings. Rockford’s cash flow used in operations was $4.1 million for 2006 compared to $12.7 million cash flow provided by operations for 2005. A reduction in accounts receivable and prepaid and other expenses were the primary sources of cash in 2006. An increase in inventory and a reduction in accounts payable and other accrued expenses were the primary operating uses of cash.

Rockford entered into an asset based credit facility with Wachovia Capital Financial Corporation (Western), as Agent, and Wachovia Bank, National Association, as Arranger, on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005, March 21, 2006, August 31, 2006 and March 7, 2007. The credit facility, as amended, has a 4-year term and is reduced to a $20 million asset-based facility. This credit facility is collateralized by substantially all of Rockford’s assets and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. Rockford’s outstanding balance on the Wachovia facility was $10.4 million as of December 31, 2006, up from an outstanding balance of $6.1 million at December 31, 2005.

Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,246,573 shares of common stock at $3.73 per share on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $12.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of December 31, 2006 and December 31, 2005. Debt issuance costs totaling $0.9 million were capitalized and are being amortized over the life of the notes. Due to the modification of the convertible notes and warrants, Rockford remeasured the value of the warrants on November 12, 2004.

In November of 2005, Rockford repurchased $3 million of the $12.5 million face value of the convertible notes and 285,000 associated warrants for a total price of approximately $2.7 million of which approximately $2.6 million was allocated to the notes and approximately $0.1 million was allocated to the warrants. As a result of this repurchase Rockford recorded a gain to other expense (income) of approximately $0.1 million, net of fees and write-off of unamortized debt issuance costs.

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

Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2007 and 2008 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford anticipates that its operations will improve compared to its operations during 2006, so that its cash requirements in 2007 and 2008 will be less than its cash requirements in 2006.

The cash proceeds of the sale of the NHT business, Simple Devices business, MB Quart North American brand rights, and Q-Logic business have supplemented Rockford’s cash resources during 2005 and 2006. Rockford does not expect additional asset sales will be a significant source of cash.

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

Rockford had working capital of $16.5 million at December 31, 2006, compared to $23.2 million at December 31, 2005. The significant components of working capital at December 31, 2006 include:

•	There were no net cash and cash equivalents at December 31, 2006 and 2005. Due to the daily sweep of cash by Wachovia, described below, Rockford has reclassified its cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $19.2 million or 67 days sales outstanding (DSO) at December 31, 2006 compared to $24.9 million or 66.5 DSO at December 31, 2005. The decrease in accounts receivable is due to lower sales;

•	Net inventory increased $1.0 million, from $18.6 million at December 31, 2005 to $19.6 million at December 31, 2006. This inventory increase was primarily due to the build-up of inventory for Rockford’s new product introduction for 2007 partially offset by lower sales and additional write-downs relating to excess and obsolete inventory; and

•	Accounts payable decreased $3.1 million, from $10.2 million at December 31, 2005 to $7.1 million at December 31, 2006. This decrease was primarily due to lower inventory purchases.

The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding balance on its credit facility. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $10.4 million and $6.1 million outstanding balance as at December 31, 2006, and 2005, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.

Investing activities used cash of $0.2 million for 2006 primarily due to purchases of tooling for Rockford’s new products partially offset by the sale of Rockford’s Q-Logic Business. This compares to a $1.8 million contribution of cash for 2005, which included the sale of Rockford’s NHT business and the MB Quart North American brand rights. Capital expenditures, the primary use of cash from investing activities, were $1.5 million in 2006 versus $0.9 million in 2005. Rockford continues to work to improve management of its capital spending and has imposed increased payback requirements for approval of capital spending. Rockford’s capital spending is primarily in tooling for specific product lines, and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than reductions resulting from its manufacturing outsourcing efforts and the elimination of the capital spending required for its divested non-core businesses.

Off Balance Sheet Arrangements

Rockford does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIEs), which would be established for the purpose of facilitating off-balance sheet arrangements. As of December 31, 2006, Rockford did not have any unconsolidated VIE’s.

Contractual Obligations as of December 31, 2006

Rockford had contractual obligations at December 31, 2006 as follows:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Asset-based credit facility	$10,400	—	$10,400	—	—
Notes payable	$9,500	—	$9,500	—	—
Operating leases	$3,839	$1,753	$1,986	$100	—
Capital leases	$143	$43	$100	—	—

Rockford did not have any material outstanding noncancelable purchase obligations at December 31, 2006. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.

Critical Accounting Policies and Estimates

The methods, estimates and judgments Rockford uses in applying its accounting policies may have a significant impact on the results reported in its consolidated financial statements. Rockford evaluates its estimates and judgments on an on-going basis. Rockford bases its estimates on historical experience and assumptions that Rockford believes to be reasonable under the circumstances. Rockford’s experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what Rockford anticipates and different assumptions or estimates about the future could change its reported results.

Rockford believes the following accounting policies are the most critical to Rockford, in that they are important to the portrayal of Rockford’s consolidated financial statements and they require Rockford’s most difficult, subjective or complex judgments in the preparation of its consolidated financial statements:

Revenue Recognition.  Rockford recognizes revenue pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Accordingly, Rockford recognizes revenue and records sales, net of related discounts, when all of the following criteria are met:

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

Share-Based Compensation.  As part of Rockford’s adoption of SFAS No. 123R“Share-Based Payment” as of January 1, 2006, Rockford was required to recognize the fair value of share-based compensation awards as an expense. Rockford applied the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and Rockford applied judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture rates. Rockford’s estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with Rockford’s assumptions and judgments used in estimating these factors, Rockford may be required to record additional stock-based compensation expense.

Intangible Assets.  Rockford accounts for acquired businesses under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over the fair value of the net assets acquired to goodwill. Prior to December 31, 2005, Rockford had written off all remaining goodwill related to acquisitions because of its impairment as described in Rockford’s Annual Report for the year ended December 31, 2005.

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

Inventory.  Rockford carries inventory at the lower of cost or market, computed using the weighted average method. For purposes of the lower of cost or market calculations, Rockford writes down obsolete or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Rockford reviews information such as quantity on hand versus forecasted use and inventory aging to assist in this assessment. If actual future demand or market conditions are less favorable than projected, Rockford may need to take additional inventory write-downs. Write-downs are reflected in cost of sales in the period when identified.

Warranty.  Rockford maintains a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet its standard warranty against defects in material and workmanship. Should actual product failure rates differ from its estimates, it would need to make revisions to its estimated accrual.

Income taxes.  Rockford must make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its net deferred tax assets at December 31, 2006, it determined that a valuation allowance in the amount of $21.9 million was required. This allowance established reserves against Rockford’s net deferred tax assets.

Inflation.  Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s results in 2007, if Rockford is not able to secure concessions from its suppliers.

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Rockford is currently evaluating the impact of the adoption of FIN 48 and therefore cannot estimate the impact at this time.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on Rockford’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Rockford does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Rockford’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Its holdings of cash equivalents are subject to interest rate fluctuations, but Rockford believes this risk is immaterial due to the short-term nature of these investments and the essentially zero cash balances it carries. The outstanding balances on Rockford’s credit facilities are subject to interest rate fluctuations.

The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. However, as Rockford transitions its international sales efforts to distributors from direct sales, it anticipates lower foreign currency risks associated with its international sales.

In recent years, Rockford has sourced an increasing percentage of its finished goods, or of raw materials and parts for its products, from outside the United States. Most of these finished goods, raw materials and parts are sourced in the Far East, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs.

Rockford did not engage in any hedging activity during 2005 and 2006. At December 31, 2006, Rockford did not have any outstanding forward contracts or other hedging instruments. Rockford does not expect to engage in financial hedging activities during the foreseeable future.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rockford Corporation

We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries (collectively the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Schedule. These consolidated financial statements and schedule are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006, which changed its method of accounting for share-based payments.

March 26, 2007

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $2,307 and $1,267 at December 31, 2005 and 2006, respectively	24,855	19,242
Inventories	18,618	19,612
Income taxes receivable	168	32
Prepaid expenses and other	3,767	1,966
Current assets of discontinued operations	289	—

Total current assets	47,697	40,852
Property and equipment, net	3,104	2,487
Other assets	1,497	1,216

Total assets	$52,298	$44,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,182	$7,094
Accrued salaries and incentives	1,317	1,485
Accrued warranty and returns	3,185	2,199
Other accrued expenses	3,687	2,193
Current portion of capital leases and other long-term liabilities	—	1,002
Asset-based credit facility	6,109	10,400

Total current liabilities	24,480	24,373
Notes payable, less unaccreted discount of $313 and $222 at December 31, 2005 and 2006, respectively	9,187	9,278
Long-term portion of capital lease and other long-term liabilities	—	659

Total liabilities	33,667	34,310
Shareholders’ equity
Common stock, $.01 par value. Authorized shares — 40,000,000 Issued shares — 9,384,220 and 9,390,970 shares at December 31, 2005 and 2006, respectively	94	94
Additional paid-in capital	37,548	37,995
Retained deficit	(19,408)	(28,255)
Accumulated other comprehensive income	397	411

Total shareholders’ equity	18,631	10,245

Total liabilities and shareholders’ equity	$52,298	$44,555

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006

Net sales	$160,857	$135,682	$102,776
Cost of goods sold	129,092	96,231	73,919

Gross profit	31,765	39,451	28,857
Operating expenses:
Sales and marketing	27,461	22,845	16,772
General and administrative	25,782	13,913	16,753
Research and development	6,415	2,823	3,218

Total operating expenses	59,658	39,581	36,743

Operating loss	(27,893)	(130)	(7,886)
Interest expense	2,090	2,009	1,366
Other expense (income)	736	584	(123)

Loss from continuing operations before income taxes	(30,719)	(2,723)	(9,129)
Income tax expense (benefit)	4,597	—	(437)

Loss from continuing operations	(35,316)	(2,723)	(8,692)
Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	(70)	(1,019)	—
Loss from discontinued operations, net of taxes	(3,469)	(345)	(155)

Total loss from discontinued operations	(3,539)	(1,364)	(155)

Net loss	$(38,855)	$(4,087)	$(8,847)

Loss per common share:
Loss from continuing operations
Basic	$(3.90)	$(0.29)	$(0.92)

Diluted	$(3.90)	$(0.29)	$(0.92)

Loss from discontinued operations
Basic	$(0.39)	$(0.15)	$(0.02)

Diluted	$(0.39)	$(0.15)	$(0.02)

Net loss
Basic	$(4.29)	$(0.44)	$(0.94)

Diluted	$(4.29)	$(0.44)	$(0.94)

Weighted average shares:
Basic	9,066	9,258	9,388

Diluted	9,066	9,258	9,388

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2003	9,011	$90	$36,228	$23,534	$3,355	$63,207
Currency translation	—	—	—	—	(2,870)	(2,870)
Net loss	—	—	—	(38,855)	—	(38,855)

Comprehensive loss	—	—	—	—	—	(41,725)
Exercise of stock options, including tax benefit of $16	151	2	300	—	—	302
Issuance of shares for employee stock purchase plan	43	—	152	—	—	152
Warrants issued with convertible notes	—	—	649	—	—	649

Balance at December 31, 2004	9,205	92	37,329	(15,321)	485	22,585
Currency translation	—	—	—	—	(88)	(88)
Net loss	—	—	—	(4,087)	—	(4,087)

Comprehensive loss	—	—	—	—	—	(4,175)
Exercise of stock options, including tax benefit of $0	116	1	246	—	—	247
Issuance of shares for employee stock purchase plan	63	1	121	—	—	122
Repurchase of warrants issued with convertible notes	—	—	(148)	—	—	(148)

Balance at December 31, 2005	9,384	94	37,548	(19,408)	397	18,631
Currency translation	—	—	—	—	14	14
Net loss	—	—	—	(8,847)	—	(8,847)

Comprehensive loss	—	—	—	—	—	(8,833)
Exercise of stock options, including tax benefit of $0	7	—	16	—	—	16
Share-based compensation	—	—	431	—	—	431

Balance at December 31, 2006	9,391	$94	$37,995	$(28,255)	$411	$10,245

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flow from continuing operating activities:
Net loss from continuing operations	$(35,316)	$(2,723)	$(8,692)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,464	3,891	2,555
Share based compensation expense	—	—	431
Loss on legal settlement	—	—	1,518
Gain on divestiture of business	—	—	(142)
Gain on sale of brand rights	—	(844)	—
Write-off of assets to fair market value	—	814	—
Net gain on buyback of notes and warrants	—	(112)	—
Deferred income taxes	7,131	—	—
Impairment of goodwill	5,017	—	—
Loss on sale of property and equipment	1,343	44	153
Provision for doubtful accounts	1,841	388	856
Provision for inventory	8,735	549	974
Changes in operating assets and liabilities:
Accounts receivable	(1,502)	6,457	3,300
Inventories	(10,119)	12,275	(2,768)
Prepaid expenses and other	(355)	(411)	2,136
Accounts payable	7,489	(4,683)	(2,534)
Accrued salaries and incentives	(472)	(85)	168
Accrued warranty and returns	(1,281)	(1,514)	(935)
Income taxes payable (receivable)	1,895	772	135
Other accrued expenses	1,543	(2,120)	(1,279)

Net cash provided by (used in) operating activities	(9,587)	12,698	(4,124)
Cash flow from continuing investing activities:
Purchases of property and equipment	(2,213)	(948)	(1,505)
Proceeds from sale of property and equipment	18	125	78
Net proceeds from disposal of asset	6,418	2,098	972
Proceeds from sale of brand rights and other assets	—	843	—
Increase in other assets	(965)	(313)	263

Net cash provided by (used in) investing activities	3,258	1,805	(192)
Cash flow from continuing financing activities:
Net proceeds from (payments on) notes payable and warrants	12,500	(2,688)	—
Net proceeds from (payments on) bank debt and short term notes	(3,714)	(12,096)	4,325
Payments on capital lease obligations	(2,381)	—	(39)
Proceeds from employee stock purchase plan	152	122	—
Proceeds from exercise of stock options	302	247	16

Net cash provided by (used in) financing activities	6,859	(14,415)	4,302
Effect of exchange rate changes on cash from continuing operations	(1,005)	(88)	14

Net decrease in cash and cash equivalents from continuing operations	(475)	—	—
Net decrease in cash flow from discontinued operations	(241)	—	—
Cash and cash equivalents at beginning of year	716	—	—

Cash and cash equivalents at end of year	$—	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	$1,816	$54	$34
Cash flow used in investing activities	(230)	(54)	—
Cash flow provided by (used in) financing activities	37	—	(34)
Effect of exchange rate changes on cash	(1,864)	—	—

Net decrease in cash flow from discontinued operations	$(241)	$—	$—

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Organization and Description of Business

Rockford Corporation and subsidiaries (“Rockford”) designs, distributes and assembles high performance mobile audio products, primarily under the Rockford Fosgate, Lightning Audio, and Rockford Acoustic Design brands.

Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing facilities are located in Tempe, Arizona and Grand Rapids, Michigan. Rockford uses warehouses located in Arizona and Michigan.

Basis of Presentation

In 2004, Rockford announced a realignment strategy that contributed to a net loss of $38.9 million, which resulted in defaults on Rockford’s debt agreements, forced Rockford to secure amendments to those agreements and caused a strain on available liquidity in late 2004. Due to the strategic realignment, Rockford’s results for 2005 and 2006 significantly improved compared to 2004, so that its cash requirements in 2005 and 2006 were substantially less than its cash requirements in 2004.

Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2007 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments through 2007.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Rockford and its wholly and majority owned subsidiaries in the United States, Germany, and Singapore. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when acquired. Rockford’s investments have consisted of commercial paper, certificates of deposit and money market accounts.

Fair Value of Financial Instruments

At December 31, 2006, Rockford has the following financial instruments: accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, other accrued expenses, notes payable, and long-term debt. The carrying value of accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, and other accrued expenses, approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of notes payable and long-term debt

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

Derivative Financial Instruments

Rockford records its derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities at fair value. Rockford did not engage in any hedging activity during 2004, 2005 and 2006. At December 31, 2006, Rockford did not have any outstanding forward contracts or other financial hedging instruments.

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

Shipping and Handling Costs

Rockford records outbound product shipping costs as freight expense in sales and marketing expense. Freight expense for the years ended December 31, 2004, 2005 and 2006 was approximately $6.9 million, $5.4 million and $3.3 million respectively.

Accounts Receivable and Allowances

Rockford sells its products principally to mobile audio dealers and distributors in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to major mass retailers in the United States and Canada. At December 31, 2005 and 2006, net accounts receivable includes approximately $4.4 million and $3.3 million respectively, due from international businesses.

Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the allowance for accounts receivable at December 31, 2005 and 2006, approximately $1.8 million, and $1.0 million respectively, for doubtful accounts. If the financial condition of Rockford’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers. Rockford has included in its allowance for accounts receivable at December 31, 2005 and 2006, approximately $0.5 million and $0.3 million respectively, with respect to customers expected to use such discounts after year-end. Should a greater proportion of customers take advantage of these discounts than estimated by Rockford, additional reductions to revenue might be required.

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

Rockford writes-down estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those Rockford projects, additional inventory write-downs might be required.

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

During 2004, as a result of its continued operating losses and its realignment decisions announced in September of 2004, Rockford concluded that its remaining goodwill was impaired and wrote off approximately $5.6 million to general and administrative expenses during 2004. As a result of this action, Rockford has written off all remaining goodwill related to acquisitions.

Advertising

Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 2004, 2005 and 2006 was approximately $1.3 million, $0.8 million and $0.6 million respectively. Such amounts are included in sales and marketing expenses in Rockford’s Consolidated Statements of Operations.

Income Taxes

Rockford accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized in order to account for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date.

Rockford assesses the likelihood that it will able to recover its deferred tax assets. If recovery is not likely, Rockford must increase the provision, or decrease the benefit, by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. As of December 31, 2006, Rockford had a full valuation allowance against its net deferred tax assets, as described in Note 7.

Product Warranty Cost and Service Returns

Rockford’s return policy is to replace, repair or issue credit for product under warranty. Returns received during the current period are expensed as received and a reserve is maintained for future returns from current shipments. Management calculates the reserve using historical return rates by brand. These rates are reviewed and adjusted periodically as actual results become available.

A reconciliation of the warranty and returns reserve activity is as follows for the years ended December 31, 2005 and 2006.

	2005	2006

Balance at the beginning of year	$4,789	$3,185
Provision for warranties and returns	10,882	6,674
Net settlements made during the year	(12,486)	(7,660)

Balance at the end of the year	$3,185	$2,199

Income (Loss) per Common Share

Rockford reports income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share.  Diluted income per share includes the dilutive effects of options, warrants and convertible securities.

Significant Customers

Rockford had sales to one customer representing 27.7%, 23.4% and 22.6% of net sales for the years ended December 31, 2004, 2005 and 2006, respectively and sales to another customer representing 13.7% and 14.9% of net sales for the year ended December 31, 2005 and 2006. These customers accounted for approximately 26.2% and 7.2% of the accounts receivable balance at December 31, 2005 and 25.8% and 6.7% at December 31, 2006.

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

Stock Based Compensation

Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at date of grant. Fair market value of the underlying shares is determined by the market

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price at the date of the grant. Prior to the adoption of SFAS 123R on January 1, 2006, Rockford accounted for stock options using the intrinsic value method, in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Rockford had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and accordingly, recognized no compensation expense for employee stock option grants. Stock option grants to non-employees were charged to expense based upon the fair value of the options granted.

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

The following table represents the effect on net loss and loss per share if Rockford had applied during 2004 and 2005 the fair value based method and recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended December 31,
	2004	2005
	(In thousands except per share data)

Net loss as reported	$(38,855)	$(4,087)
Proforma SFAS No. 123R expense	(378)	(451)

Proforma net loss	$(39,233)	$(4,538)

Proforma loss per common share
Basic	$(4.33)	$(0.49)

Diluted	$(4.33)	$(0.49)

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

Reclassifications

Certain reclassifications have been made to the 2004 and 2005 consolidated financial statements to conform to the 2006 presentation, including the reclassification of gains and losses from the sale or impairment of assets from other expenses to general and administrative expenses.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Rockford is currently evaluating the impact of the adoption of FIN 48 and therefore cannot estimate the impact at this time.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on Rockford’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Rockford does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

2.	Discontinued Operations

SimpleDevices, Inc.  On October 17, 2002, Rockford purchased 63,336,955 shares of common stock of SimpleDevices, Inc. Rockford’s investment of $3.5 million was used for working capital, the payment of a convertible promissory note and for other corporate purposes. Rockford financed the investment using borrowings from its line of credit. The assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The remaining portion of the purchase price was assigned to goodwill in the amount of $563,000. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of SimpleDevices were included in Rockford’s consolidated results of operations effective October 1, 2002, excluding minority interest. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

Rockford sold its majority interest in SimpleDevices, Inc. to Universal Electronics Inc. in October of 2004 for $7.8 million for a net gain on the sale of $5.5 million which is included in gain on disposal of discontinued operation. At closing, Rockford received approximately $6.4 million, which was used to pay down Rockford’s senior credit facility. The remaining proceeds of approximately $1.2 million, net of $0.2 million of fees, were placed into an escrow account that was available to pay claims, if any, of Universal relating to the representations made in the Stock Purchase Agreement. No claims were made. One-third of the escrow amount was released to Rockford in April 2005, and the rest of the escrow amount was released in October 2006. The amount held in escrow was recorded as a note receivable at December 31, 2005. At the closing Rockford also received $1.4 million in cash in full payment of a $1.4 million loan Rockford had extended to SimpleDevices. As a result, Rockford has treated the SimpleDevices operations as discontinued operations for all years presented and recorded a gain from disposal of the discontinued operation of $5.5 million in 2004.

The following represents the results of operations for Simple Devices, Inc. for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

December 31, 2004
(In thousands)

Revenues	$322
Cost of sales	234
Operating expenses	1,459
Interest and other expense (income), net	39
Minority interest	(345)

Net loss	$(1,065)

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

	December 31,
	2004	2005
	(In thousands)

Revenues	$4,547	$—
Cost of sales	2,840	—
Operating expenses	3,317	63
Interest and other expense (income), net	4	—
Income tax benefit	(6)	—

Net loss	$(1,608)	$(63)

Rockford Home Group.  On December 26, 2002, Rockford acquired the NHT (Now Hear This) business and assets from Recoton Corporation. The assets acquired and liabilities assumed were recorded at their fair values at the date of the acquisition. Rockford combined NHT with its Fosgate Audionics and Hafler businesses, creating the Rockford Home Group. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of NHT were included in Rockford’s consolidated results of operations beginning December 26, 2002. The acquisition was not significant under the requirements of the Securities and Exchange Commission.

On October 18, 2005, Rockford sold the assets and liabilities of NHT for a cash purchase price of $2.4 million and Rockford recorded a net loss on the sale of approximately $1.0 million, net of fees, which is included in loss from disposal of discontinued operations. At the closing, Rockford received approximately $2.2 million and the remaining proceeds of approximately $0.2 million were placed into an escrow account that was available to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. There were no claims and the escrow amount was released to Rockford in October 2006. The amount held in escrow was recorded as a note receivable at December 31, 2005.

In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of December 31, 2006, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee was approximately $0.3 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of December 31, 2005 and 2006.

Rockford discontinued the operations of its Fosgate Audionics and Hafler businesses at the time of the NHT sale. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the results of operation for the Rockford Home Group for the periods presented and are reported on Rockford’s Consolidated Statements of Operations as results from discontinued operations:

	December 31,
	2004	2005	2006
	(In thousands)

Revenues	$8,698	$5,266	$46
Cost of sales	5,370	3,165	201
Operating expenses	4,131	2,382	—
Interest and other expense (income), net	(7)	1	—

Net loss	$(796)	$(282)	$(155)

Cash Flows from Discontinued Operations.  In 2005 and 2006 Rockford has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations as shown in the consolidated statement of cash flows, which in prior periods were reported on a combined basis as a single amount.

3.	Inventories

Inventories consisted of the following:

	December 31,
	2005	2006
	(In thousands)

Raw materials	$6,126	$4,801
Work in progress	1,494	563
Finished goods	10,998	14,248

	$18,618	$19,612

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2006
	(In thousands)

Machinery and equipment	$13,533	$13,230
Tooling equipment	5,068	3,314
Leasehold improvements	2,823	2,838
Furniture and fixtures	709	297
Computer software	1,659	1,722
Construction in process	113	80
Assets under capital leases	—	182

	23,905	21,663
Less accumulated depreciation and amortization	(20,801)	(19,176)

	$3,104	$2,487

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was approximately $4.3 million, $3.1 million and $2.2 million in 2004, 2005, and 2006, respectively. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization on assets under capital leases totaled $46,000 at December 31, 2006.

5.	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	December 31,
	2005	2006
	(In thousands)

Asset based credit facility	$6,109	$10,400
Convertible senior subordinated secured notes	9,500	9,500

	15,609	19,900
Less debt discount	(313)	(222)
Less current portion	(6,109)	(10,400)

	$9,187	$9,278

Interest payments were approximately $2.1 million, $2.0 million and $1.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005, March 21, 2006, August 31, 2006, and March 7, 2007. This credit facility, as amended, is a $20 million asset-based credit facility, has a 4 year term expiring March 28, 2008, is collateralized by substantially all of Rockford’s assets, and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. The interest rate was 9.0% at December 31, 2006. As of December 31, 2006, Rockford was in compliance with all applicable covenants with the exception of a financial covenant that was waived, retroactive to December 31, 2006, in the March 7, 2007 amendment.

The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $6.1 million and $10.4 million outstanding balance as of December 31, 2005 and 2006, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.

As of June 10, 2004, Rockford closed agreements for the private placement of $12.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 649,810 shares of common stock at $5.75 per share. The net proceeds of approximately $12.5 million are allocated between the warrants (approximately $0.6 million) and the notes (approximately $11.9 million) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 0.48; risk free interest rate of approximately 4% and a term of 4.5 years. The carrying value of the notes is being accreted ratably, over the term of the notes, to the $12.5 million amount due at maturity. The carrying value of the notes approximated their fair values as of December 31, 2006 and December 31, 2005. Debt issuance costs totaling $0.9 million were capitalized and amortized over the life of the notes. In 2004, interest expense totaled $0.3 million, discount accretion totaled $0.1 million, and debt issuance cost amortization totaled $0.1 million. The noteholders may convert the notes into Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $5.29 per share, which represented a 15% premium over the closing price of Rockford’s common stock on June 9, 2004. If fully converted, the notes were scheduled to convert into 2,362,949 shares of Rockford’s common stock. Rockford has the right automatically to

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convert the notes into common stock if the common stock trades above a specified target price for a specified period. Rockford may also force the exercise of the warrants under certain circumstances prior to their expiration date.

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

In November of 2005 Rockford repurchased $3 million face value of the convertible notes and 285,000 associated warrants for a total price of approximately $2.7 million of which approximately $2.6 million was allocated to the purchase of the notes and approximately $0.1 million to the purchase of the warrants. Rockford recorded a gain to other expense of approximately $0.1 million, net of fees and write-off of unamortized debt issuance costs. After effecting this repurchase, the remaining notes, if fully converted, would be converted into 2,060,738 shares of Rockford’s common stock and the outstanding warrants permit the purchase of 961,573 additional shares.

Rockford was in compliance with all applicable covenants under the indenture for the convertible notes as of December 31, 2006.

The aggregate principal payments due on long-term debt (including the Wachovia credit facility that is classified as short term for the reasons described above) are as follows:

Years Ending December 31,
(In thousands)

2007	$—
2008	10,400
2009	9,500
2010	—
2011	—

$19,900

6.	Leases

Rockford leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through December 2010.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under noncancelable capital and operating leases with initial terms of one year or more consisted of the following at December 31, 2006:

	Capital	Operating Leases
	(In thousands)	(In thousands)

2007	$59	$1,753
2008	59	1,438
2009	60	548
2010	—	100
2011	—	—
Thereafter	—	—

Total minimum lease payments	178	$3,839

Less amount representing interest and taxes	35

Total present value of capital obligation	143
Less current portion	43

Long-term obligation under capital leases	$100

Total rental expense for all operating leases was approximately $2.9 million, $3.2 million and $2.3 million for the years ended December 31, 2004, 2005 and 2006 respectively.

7.	Income Taxes

Significant components of Rockford’s deferred tax assets are:

	December 31,
	2005	2006
	(In thousands)

Deferred tax assets
Inventory basis	$1,820	$1,592
Basis in receivables	1,294	749
Book over tax depreciation	222	301
Accrued warranty	733	528
Net operating loss carryforward	11,233	15,827
Federal and state credit carryforwards	2,035	2,402
Accrued liabilities and other	198	514

Gross deferred tax assets	17,535	21,913
Valuation allowance	(17,535)	(21,913)

Net deferred tax assets	$—	$—

During 2004, a valuation allowance was recorded on the entire remaining unreserved deferred tax assets. This practice continued in 2005 and 2006. In 2006, the valuation allowance increased by $4.4 million to $21.9 million at December 31, 2006. The valuation allowance includes approximately $147,000 for net operating loss carryforwards that relate to stock option compensation expense and warrants expense for income tax reporting purposes. Any utilization of Rockford’s net operating loss carryforwards would be recorded as an increase in additional paid in capital. Valuation allowances are subject to reversal in future years at such time as the actual benefits are utilized or operating profits become sustainable at a level that meets the recoverability criteria under SFAS 109 Accounting for Income Tax. The recoverability criteria in SFAS 109 requires a judgment whether it is more likely than not, based on

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an evaluation of positive and negative evidence, that a valuation allowance is not needed. If positive evidence of sufficient quality overcomes the negative evidence, Rockford would reverse all or a portion of the valuation allowance resulting in a decrease to income tax expense in the consolidated statement of operations. Rockford evaluates whether the deferred tax assets are realizable, and the need for valuation allowances, quarterly.

At December 31, 2006 Rockford had a net operating loss carryforward for United States federal income tax purposes of approximately $44.0 million. Approximately $42.0 million of this carryforward is from domestic operations and can be carried forward until it begins to expire in 2024. This carryforward results in a deferred tax asset of approximately $14.3 million. Approximately $1.9 million of this loss is from international operations, is subject to an annual limitation under Section 382 and will begin to expire in 2011 if not utilized. This carryforward results in a deferred tax asset of approximately $0.7 million. Rockford also has a deferred tax asset in the amount of $0.9 million for state tax loss carryforwards. The state loss carryforwards begin to expire in 2008. Rockford also has approximately $2.4 million of federal and state tax credits for alternative minimum tax and research and experimentation. The research and experimentation credits begin to expire in 2022 and 2017. However, the alternative minimum tax credits can be carried forward indefinitely. These total credits result in a deferred tax asset of approximately $2.4 million.

A valuation allowance was recorded for the entire unreserved balance of net operating loss carryforwards and credits in 2006. Rockford has not recorded a benefit related to losses generated outside of the United States.

Significant components of the federal and state income tax expense (benefit) are:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Current:
Federal expense (benefit)	$(928)	$—	$(437)
State expense (benefit)	—	—	—
Foreign expense	—	—	—

Total current expense (benefit)	(928)	—	(437)
Deferred:
Federal expense (benefit)	4,900	—	—
State expense (benefit)	625	—	—
Foreign expense(benefit)	591	—	—

Total deferred expense (benefit)	6,116	—	—

Income tax expense (benefit)	$5,188	$—	$(437)

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Federal statutory rate — continuing operations	$(10,715)	$(1,022)	$(3,104)
Federal statutory rate — discontinued operations	(732)	(368)	(53)
State tax net of federal benefit	7	—	—
State tax operating loss carryforward	(570)	(552)	(408)
Nondeductible items	16	178	110
Nondeductible goodwill	2,420	—	—
Tax benefit on disposal of domestic subsidiary stock	—	—	(1,008)
Federal and state tax credits	—	(1,100)	(367)
Loss of state net operating losses	—	—	267
Revision of contingency reserve	—	—	(437)
Increase in valuation allowance	13,409	3,177	4,378
Write-off of affiliate deferred tax assets	596	—	—
Affiliate unbenefited losses	962	—	249
Other, net	(205)	(313)	(64)

Income tax expense (benefit)	$5,188	$—	$(437)

Rockford’s loss attributable to foreign operations amounted to approximately $(10,540,000), $(8,000) and $(732,000) for years ended December 31, 2004, 2005 and 2006, respectively. Loss attributable to domestic operations amounted to approximately $(28,315,000), $(4,079,000) and $(8,116,000) for the years ended December 31, 2004, 2005 and 2006, respectively.

In 2004, Rockford received refunds in the amount of $3.1 million. In 2005, Rockford received refunds in the amount of $0.8 million. In 2006, Rockford received refunds in the amount of $0.5 million. The 2004, 2005 and 2006 refunds were primarily due to amended returns and carry backs of net operating losses into years in which Rockford was in a taxable position.

8.	Common Stock Grants and Options

Rockford has provided stock option plans for selected employees, directors and consultants. Under the stock option plans, options to purchase common stock of Rockford will be granted to the selected employees, directors and consultants at the fair market value of the underlying common stock. The options generally have a term of ten years and become exercisable over three years commencing on the date of the grant. Under certain circumstances, Rockford has the right to repurchase common stock acquired under the options at their fair market value.

At December 31, 2006 Rockford had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and have a maximum term of ten years. Some options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued. At December 31, 2006 there were 50,310 shares available for grant under these plans.

Prior to January 1, 2006 Rockford accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25 if stock options are granted at market price, no compensation cost is recognized, and a disclosure is made regarding the pro forma effect

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No 25, and generally requires that such transactions be accounted for using prescribed fair-value based methods.

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

The adoption of SFAS No. 123R increased compensation expense for the year ended December 31, 2006 by approximately $0.4 million. This increased basic and diluted loss per share by $0.05 for the year ended December 31, 2006. The total value of stock option awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to non vested stock option awards was approximately $0.6 million and the related weighted-average period over which these costs are expected to be recognized is approximately 2.3 years. The total fair value of options that vested during the years ended December 31, 2004, 2005, and 2006 was $0.3 million, $0.7 million, and $0.4 million, respectively.

Prior to the adoption of SFAS No. 123R, Rockford presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the year ended December 31, 2006.

Prior to the adoption of SFAS 123R, Proforma information regarding net loss and net loss per share was required by FAS No. 123, which also required that the information be determined as if Rockford has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value of each stock option award was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2004	2005	2006

Expected life of the award	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	3.4%	4.5%	4.6%
Expected volatility	0.46	0.46	0.47

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity under the stock option plans during the year ended December 31, 2006 was as follows:

	Outstanding Options		Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2006	1,589,264	$4.69
Granted	530,000	2.65
Exercised	(6,750)	2.57
Expired	(214,450)	4.48

Outstanding at December 31, 2006	1,898,064	4.15	6.9 years	$160,000

Exercisable at December 31, 2006	1,329,214	$4.77	5.9 years	$93,000

The intrinsic value of options exercised during the years ended December 31, 2004, 2005, and 2006 was $175,000, $82,000 and $7,000, respectively. Options to purchase 482,050 shares, 389,150 shares and 530,000 shares respectively were granted during the years ended December 31, 2004, 2005 and 2006.The weighted average fair value of options granted during the years ended December 31, 2004 and 2005 and 2006, was $1.67, $1.35 and $1.26, respectively.

The following table summarizes information about stock options under the plans outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Outstanding at	Weighted
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price

$2.15 - $3.23	1,010,400	9.0	$2.48	555,050	$2.48
$3.41 - $5.12	314,100	5.0	$3.80	200,600	$3.96
$5.70 - $8.55	509,064	4.4	$6.79	509,064	$6.79
$11.00	64,500	3.3	$11.00	64,500	$11.00

	1,898,064			1,329,214

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income (Loss) Per Share

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)

Numerator:
Loss from continuing operations	$(35,316)	$(2,723)	$(8,692)
Loss from discontinued operations	(3,539)	(1,364)	(155)

Net loss	$(38,855)	$(4,087)	$(8,847)

Denominator:
Denominator for basic loss per share	9,066	9,258	9,388
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Dilutive potential common shares	—	—	—

Denominator for diluted loss per share	9,066	9,258	9,388

Loss per common share:
Loss from continuing operations
Basic	$(3.90)	$(0.29)	$(0.92)

Diluted	$(3.90)	$(0.29)	$(0.92)

Loss from discontinued operations
Basic	$(0.39)	$(0.15)	$(0.02)

Diluted	$(0.39)	$(0.15)	$(0.02)

Net loss
Basic	$(4.29)	$(0.44)	$(0.94)

Diluted	$(4.29)	$(0.44)	$(0.94)

The effect of 212,843, 108,269 and 162,901 employee stock options were not included in the diluted loss per share calculation for December 31, 2004, 2005 and 2006 respectively, as they were not dilutive due to the net loss for the periods. Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into the Company’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for December 31, 2004, 2005 and 2006, as they were not dilutive due to the net loss for the periods.

10.	Contingencies

Rockford is a party to legal proceedings arising in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion the resolution of these matters will have no material effect on Rockford’s consolidated financial position or results of operations.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Benefit Plan

Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 2004, 2005 and 2006, were approximately $0.7 million, $0.5 million and $0.4 million, respectively.

12.	Stock Purchase Plan

On May 17, 1999, the shareholders of Rockford approved an Employee Stock Purchase Plan. A total of 361,200 shares of Rockford’s common stock were reserved for issuance under the plan, which became effective September 1, 1999. Employees were eligible to participate if they were employed by Rockford or a participating subsidiary for at least 20 hours per week and more than five months in any calendar year. Each employee was able to purchase up to $25,000 worth of shares, up to a maximum of 1,000 shares in each six-month purchase period. The price per share purchased under the plan was generally 85 percent of the fair market value of the shares. A total of 342,266 shares were issued during the life of the plan. Rockford discontinued the Employee Stock Purchase Plan as of December 31, 2005.

13.	Segment Information

Rockford operates its business almost exclusively under the mobile audio segment. Below is geographic information for Rockford’s revenues:

	Year Ended December 31
Region(1)	2004	2005	2006	% 2006
	(In thousands)

United States	$133,682	$112,657	$86,017	83.7%
Other Americas (includes Canada)	9,295	9,438	8,007	7.8%
Europe	12,544	9,042	5,316	5.2%
Asia	5,336	4,545	3,436	3.3%

Total sales to external customers	$160,857	$135,682	$102,776	100.0%

(1)	Revenues are attributed to geographic regions based on the location of customers.

For the years ended December 31, 2004, 2005 and 2006, sales to one customer accounted for 27.7%, 23.4% and 22.6% of total net sales, respectively and sales to another customer represented 13.7% and 14.9% of net sales for the year ended December 31, 2005 and December 31, 2006, respectively.

14.	Disposal of Assets

Rockford recorded the following disposals of assets in 2005 and 2006:

MB Quart.  Rockford assigned its North American brand rights for MB Quart in September of 2005 and recorded a gain of approximately $0.8 million.

Q-Logic.  Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $0.8 million of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments beginning May 1, 2006. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable. Rockford adjusted the carrying value of its

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q-Logic assets by recording an impairment charge to cost of goods sold of approximately $0.8 million as of December 31, 2005.

15.	Restructuring

During 2006, Rockford recorded a restructuring charge of approximately $1.3 million. This charge increased general and administrative expenses. Rockford paid $0.7 million during 2006 with the remaining $0.6 million recorded as an accrued liability. The charge is in connection with post-employment benefits and related costs associated with headcount reductions of approximately 100 positions. These included manufacturing, engineering, sales and general administrative positions. Employees immediately affected were notified and began receiving related payments. Remaining employees were given notification of expected termination dates for their respective positions. Payments for these individuals will commence upon their departure. Rockford expects to complete all payments by the quarter ending June 30, 2007.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Rockford’s President, who is its principal executive officer, and its CFO, who is its principal financial officer, are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Rockford’s disclosure controls and procedures as at December 31, 2006 in order to comply with the SEC’s requirements for certification of this Form 10-K. Rockford is a non-accelerated filer and, accordingly, it is required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-K for its fiscal year ending December 31, 2007.

Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. Rockford is currently in the process of establishing an enhanced internal control process. Rockford did not make any substantial changes in its internal review of Rockford’s financial reporting during 2006.

Based on their review of Rockford’s disclosure controls and policies, Rockford’s President and CFO concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Rockford in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by Rockford in such reports is accumulated and communicated to management, including the President and CFO, as appropriate to allow timely decisions regarding required disclosures for 2006.

Changes in Internal Controls

Rockford has not made changes to Rockford’s internal controls, and is not aware of changes in other factors that could affect these controls, since the review of those controls as of December 31, 2006.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to items 401, 405 and 407 of Regulation S-K is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 9, 2007.

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

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 9, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Principal Shareholders and Shareholdings of Officers and Directors,” “Security Ownership of Certain Beneficial Owners,” “Grants of Plan Based Awards During 2006,” and “Outstanding Equity Awards at December 31, 2006” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 9, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections entitled “Related Party Transactions” and “Director Independence” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 9, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 9, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 32 of this report.

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ROCKFORD CORPORATION

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts(2)	Deductions(1)	End of Period
	(In thousands)

December 31, 2006 Receivable allowances	$2,307	$856	$1774	$3670	$1,267
December 31, 2005 Receivable allowances	$3,163	$388	$3,517	$4,761	$2,307
December 31, 2004 Receivable allowances	$2,901	$1,841	$5,100	$6,679	$3,163

(1)	Deductions taken by customers for prompt payment and freight discounts. Includes accounts written off net of recoveries.

(2)	Amounts netted against sales.

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+
3.2		Restated Bylaws as amended through July 27, 2000++
3.3		Amendment to Articles of Incorporation filed on January 12, 1988+
3.4		Amendment to Articles of Incorporation filed on May 12, 1999+
3.5		Amendment to Articles of Incorporation filed on May 17, 1999+
3.7		Amendment to Articles of Incorporation filed on July 1, 1999+
4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3		Form of Warrant to Purchase Common Stock###
4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###
4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.1		1994 Stock Option Plan*+
10.2		1997 Stock Option Plan*+
10.3		1999 Employee Stock Purchase Plan as amended and restated*+
10.4		Rockford Corporation 2005 Stock Option Plan****
10.8		Form of Dealership Agreements+
10.14		Employee 401(k) Deferred Compensation Plan and amendments thereto*+
10.35		Form of Indemnification Agreement*+
10	.35.1	Schedule for Indemnification Agreement*+
10.48		2002 Stock Option Plan*+++
10.54		Lease Agreement between Robert Grooters Development Company and Rockford Corporation#
10.55		Warehouse Storage & Logistics Agreement between Titan Logistics, Inc. and Audio Innovations, Inc.#
10.56		Multi-tenant Industrial Net Lease between Calwest Industrial Holdings, LLC and Rockford Corporation, dated July 16, 2003#
10.57		Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, effective January 23, 2003#
10.58		Direct Imports Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, dated March 6, 2003#
10.59		Commercial Lease Agreements between David and Yvonne Cunningham and Rockford Corporation, as amended#
10.60		Commercial Lease Agreement between William Basore and Rockford Corporation, as amended#

Exhibit
Number		Description of Document

10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##
10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***
10.64		Stock Purchase Agreement among SimpleDevices, Inc., the stockholders of SimpleDevices, Inc. and Universal Electronics Inc., dated as of October 1, 2004***
10.65		Agreement among Tobias Wahl, in his capacity as insolvency trustee of MB Quart GmbH, Rockford Corporation and Rockford Europe Vertriebs GmbH, dated as of March 11, 2005***
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
10.67		Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**
10.68		Asset Purchase Agreement between Rockford Corporation and NHT, Inc., effective as of October 18, 2005 and relating to the sale of the assets of Rockford’s NHT business.**
10.69		Assignment between Rockford and Maxxsonics Europe GmbH relating to the assignment of the MB Quart brand rights in North America to Maxxsonics.**
10.70		Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western). ****
10.71		Asset Purchase Agreement between Rockford Corporation, Audio Innovations, Inc., and Advanced Integration, LLC, dated as of March 31, 2006.****
10.72		Loan and Security Agreement is between Advanced Integration, LLC as borrower and Rockford Corporation as lender, dated March 31, 2006.****
10.73		Subordination and Intecreditor Agreement among Rockford Corporation, Advanced Integration, LLC, and Stillwater National Bank And Trust Company, dated as of March 31, 2006.****
10.74		Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.75		Agreement between Rockford and David Fiori dated February 22, 2007
10.76		Retirement and Salary Continuation Agreement between Rockford and W. Gary Suttle
10.77		Fifth Lease Amendment Between Centerpoint Properties Trust and Rockford Corporation, dated November 9, 2006
10.78		Sixth amendment to Loan and Security Agreement and Waiver, dated March 7, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).
21		List of Subsidiaries of Rockford Corporation
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle

Exhibit
Number	Description of Document

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001.

#	Previously filed on March 30, 2004 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2003.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

****	Previously filed on November 14, 2006, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on March 26, 2007.

ROCKFORD CORPORATION

By:	/s/ WILLIAM R. JACKSON
William R. Jackson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ WILLIAM R. JACKSON William R. Jackson	President (Principal Executive Officer)	March 26, 2007

/s/ RICHARD G. VASEK Richard G. Vasek	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	March 26, 2007

/s/ MARK E. BARRIERE Mark E. Barriere	Corporate Controller (Principal Accounting Officer)	March 26, 2007

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 26, 2007

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	March 26, 2007

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	March 26, 2007

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	March 26, 2007

/s/ JOHN P. LLOYD John P. Lloyd	Director	March 26, 2007

/s/ W. GARY SUTTLE W. Gary Suttle	Director	March 26, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+
3.2		Restated Bylaws as amended through July 27, 2000++
3.3		Amendment to Articles of Incorporation filed on January 12, 1988+
3.4		Amendment to Articles of Incorporation filed on May 12, 1999+
3.5		Amendment to Articles of Incorporation filed on May 17, 1999+
3.7		Amendment to Articles of Incorporation filed on July 1, 1999+
4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3		Form of Warrant to Purchase Common Stock###
4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###
4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.1		1994 Stock Option Plan*+
10.2		1997 Stock Option Plan*+
10.3		1999 Employee Stock Purchase Plan as amended and restated*+
10.4		Rockford Corporation 2005 Stock Option Plan****
10.8		Form of Dealership Agreements+
10.14		Employee 401(k) Deferred Compensation Plan and amendments thereto*+
10.35		Form of Indemnification Agreement*+
10	.35.1	Schedule for Indemnification Agreement*+
10.48		2002 Stock Option Plan*+++
10.54		Lease Agreement between Robert Grooters Development Company and Rockford Corporation#
10.55		Warehouse Storage & Logistics Agreement between Titan Logistics, Inc. and Audio Innovations, Inc.#
10.56		Multi-tenant Industrial Net Lease between Calwest Industrial Holdings, LLC and Rockford Corporation, dated July 16, 2003#
10.57		Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, effective January 23, 2003#
10.58		Direct Imports Supplier Agreement between Wal-Mart Stores, Inc. and Rockford Corporation, dated March 6, 2003#
10.59		Commercial Lease Agreements between David and Yvonne Cunningham and Rockford Corporation, as amended#
10.60		Commercial Lease Agreement between William Basore and Rockford Corporation, as amended#
10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##

Exhibit
Number		Description of Document

10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***
10.64		Stock Purchase Agreement among SimpleDevices, Inc., the stockholders of SimpleDevices, Inc. and Universal Electronics Inc., dated as of October 1, 2004***
10.65		Agreement among Tobias Wahl, in his capacity as insolvency trustee of MB Quart GmbH, Rockford Corporation and Rockford Europe Vertriebs GmbH, dated as of March 11, 2005***
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
10.67		Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**
10.68		Asset Purchase Agreement between Rockford Corporation and NHT, Inc., effective as of October 18, 2005 and relating to the sale of the assets of Rockford’s NHT business.**
10.69		Assignment between Rockford and Maxxsonics Europe GmbH relating to the assignment of the MB Quart brand rights in North America to Maxxsonics.**
10.70		Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western). ****
10.71		Asset Purchase Agreement between Rockford Corporation, Audio Innovations, Inc., and Advanced Integration, LLC, dated as of March 31, 2006. ****
10.72		Loan and Security Agreement is between Advanced Integration, LLC as borrower and Rockford Corporation as lender, dated March 31, 2006. ****
10.73		Subordination and Intecreditor Agreement among Rockford Corporation, Advanced Integration, LLC, and Stillwater National Bank And Trust Company, dated as of March 31, 2006. ****
10.74		Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.75		Agreement between Rockford and David Fiori dated February 22, 2007.
10.76		Retirement and Salary Continuation Agreement between Rockford and W. Gary Suttle.
10.77		Fifth Lease Amendment Between Centerpoint Properties Trust and Rockford Corporation, dated November 9, 2006.
10.78		Sixth amendment to Loan and Security Agreement and Waiver, dated March 7, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).
21		List of Subsidiaries of Rockford Corporation
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle
31.2		Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001

#	Previously filed on March 30, 2004 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2003.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005 with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

****	Previously filed on November 14, 2006, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2006.