Form 10-Q
period 2007-03-31
ROCKFORD CORP
filed 2007-05-04
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     As of May 3, 2007, there were 9,395,720 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

ROCKFORD CORPORATION AND SUBSIDIARIES

Forward Looking Statements
Part I: Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets —December 31, 2006 and March 31, 2007 (Unaudited)
Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2006 and 2007 (Unaudited)
Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2006 and 2007 (Unaudited)
Notes to Condensed Unaudited Consolidated Financial Statements — March 31, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II: Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications
Ex – 31.1
Ex – 31.2
Ex – 32
EX-31.1
EX-31.2
EX-32

Forward-Looking Statements
     We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, business strategy, continued acceptance and growth of our products, product development, dependence on significant customers and suppliers, and the adequacy of our available cash resources. Our statements may contain projections of results of operations or of financial condition. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.
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
     When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2006, filed with the SEC on March 28, 2007, and in Item 1A to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Item 1A to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	March 31,
	2006	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $1,267 and $1,295 at December 31, 2006 and March 31, 2007, respectively	19,242	24,942
Inventories	19,612	18,636
Prepaid expenses and other current assets	1,998	2,033

Total current assets	40,852	45,611
Property and equipment, net	2,487	2,373
Other assets	1,216	1,059

Total assets	$44,555	$49,043

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,094	$11,482
Accrued salaries and incentives	1,485	2,162
Accrued warranty and returns	2,199	2,249
Other accrued expenses	2,193	2,851
Current portion of capital lease and other long-term liabilities	1,002	461
Asset-based credit facility	10,400	10,166

Total current liabilities	24,373	29,371
Notes payable, less unaccreted discount of $222 and $199 at December 31, 2006 and March 31, 2007, respectively	9,278	9,301
Long-term portion of capital lease and other long-term liabilities	659	918

Total liabilities	34,310	39,590
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000 Issued shares —9,390,970 at December 31, 2006 and 9,395,720 shares at March 31, 2007	94	94
Additional paid-in capital	37,995	38,069
Retained deficit	(28,255)	(29,122)
Accumulated other comprehensive income	411	412

Total shareholders’ equity	10,245	9,453

Total liabilities and shareholders’ equity	$44,555	$49,043

Note: The consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2007
Net sales	$29,928	$26,372
Cost of goods sold	22,070	18,492

Gross profit	7,858	7,880
Operating expenses:
Sales and marketing	5,188	3,464
General and administrative	3,601	4,136
Research and development	753	808

Total operating expenses	9,542	8,408

Operating loss	(1,684)	(528)
Interest and other expense, net	375	339

Loss from continuing operations before income taxes	(2,059)	(867)
Income tax expense	—	—

Loss from continuing operations	(2,059)	(867)
Income from discontinued operations	6	—

Net loss	$(2,053)	$(867)

Net loss per common share:
Loss from continuing operations
Basic	$(0.22)	$(0.09)

Diluted	$(0.22)	$(0.09)

Income from discontinued operations
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net loss
Basic	$(0.22)	$(0.09)

Diluted	$(0.22)	$(0.09)

Weighted average shares:
Basic	9,385	9,392

Diluted	9,385	9,392

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2006	2007
Cash flow from continuing operating activities:
Net loss from continuing operations	$(2,059)	$(867)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	712	415
Gain on divestiture of business	(58)	—
Loss on exit of European leases	700	—
Gain on sale of property and equipment	(2)	(7)
Share based compensation expense	68	63
Provision for doubtful accounts	3	107
Provision for inventory	116	446
Special charge	—	1,031
Changes in operating assets and liabilities:
Accounts receivable	(1,234)	(5,807)
Inventories	295	529
Prepaid expenses and other	(139)	(27)
Accounts payable	269	4,388
Accrued salaries and incentives	218	99
Accrued warranty and returns	(64)	50
Other accrued expenses	526	658

Net cash (used in) provided by operating activities	(649)	1,078
Cash flow from investing activities:
Purchases of property and equipment	(151)	(255)
Proceeds from sale of property and equipment	2	50
Net proceeds from divestiture of businesses	750	100
Decrease in other assets	91	9

Net cash provided by (used in) investing activities	692	(96)
Cash flow from financing activities:
Payments on bank debt	(46)	(234)
Payments on capital lease obligations	(9)	(10)
Payment on litigation settlement	—	(750)
Proceeds from exercise of stock options	5	11

Net cash used in financing activities	(50)	(983)
Effect of exchange rate changes on cash	7	1

Net increase in cash flow from continuing operations	—	—
Net increase in cash flow from discontinued operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	17	—
Cash flow used in investing activities	—	—
Cash flow used in financing activities	(17)	—

Net increase in cash flow from discontinued operations	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
1. Basis of Presentation
Unaudited Interim Financial Information
     Rockford Corporation and subsidiaries (“Rockford”) has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X consistent in all material respects with those applied in Rockford’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, Rockford has made all adjustments necessary for a fair presentation.
     Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results you may expect for the year ending December 31, 2007, or for any other period. Certain reclassifications have been made to the March 31, 2006 interim financial statements in order to conform to the March 31, 2007 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2007.
Comprehensive Loss
     The components of comprehensive loss for the three months ended March 31, 2006 and 2007 are as follows:

	Three months ended
	March 31,
	2006	2007
	(In thousands)
Net loss	$(2,053)	$(867)
Foreign currency translation adjustments	7	1

Total comprehensive loss	$(2,046)	$(866)

2. Share-based Compensation
     At March 31, 2007 Rockford had four active share-based employee compensation plans, all authorizing only the giant of stock options. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to four years, and have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued.
          Effective January 1, 2006, Rockford adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2007 and 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value. The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model. As of March 31, 2007, total unrecognized compensation cost related to stock option awards was approximately $0.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years. There were no stock option grants during the three months ended March 31, 2007.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
     A summary of stock option activity within Rockford’s share-based compensation plans and changes for the three months ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	1,885,351	$4.14
Granted	—	—
Exercised	(5,000)	2.15
Terminated/expired	(74,287)	3.10

Outstanding at March 31, 2007	1,806,064	4.18	6.7 years	$74,000

Exercisable at March 31, 2007	1,322,589	$4.75	5.8 years	$50,000

     The intrinsic value of options exercised during the three months ended March 31, 2007 was $3,000.
3. Discontinued Operations
     Rockford Home Group. On October 18, 2005, Rockford sold the assets and liabilities of NHT, the primary business of the Rockford Home Group, for a cash purchase price of $2.4 million. At the closing, Rockford received approximately $2.2 million and the remaining proceeds of approximately $0.2 million were placed into an escrow account that was available to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. There were no claims and the escrow amount was released to Rockford in October 2006.
     In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of March 31, 2007, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.3 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of March 31, 2007. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     Rockford discontinued the operations of its Fosgate Audionics and Hafler businesses, the remaining businesses of the Rockford Home Group, at the time of the NHT sale. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     The following represents the results of operation for the Rockford Home Group for the three months ended March 31, 2006 and are reported on Rockford’s statement of operations as results from discontinued operations:

Three months ended
March 31,
2006
(In thousands)
Revenues	$17
Cost of sales	11

Net income	$6

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. Inventories
     Inventories consist of the following:

	December 31,	March 31,
	2006	2007
	(In thousands)
Raw materials	$4,801	$4,558
Work-in-progress	563	544
Finished goods	14,248	13,534

	$19,612	$18,636

5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	March 31,
	2006	2007
	(In thousands, except per
	share data)
Numerator:
Loss from continuing operations	$(2,059)	$(867)
Income from discontinued operations	6	—

Net loss	$(2,053)	$(867)

Denominator:
Denominator for basic net loss per share	9,385	9,392
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted net income (loss) per share	9,385	9,392

Loss per common share:
Loss from continuing operations
Basic	$(0.22)	$(0.09)

Diluted	$(0.22)	$(0.09)

Income from discontinued operations
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net loss
Basic	$(0.22)	$(0.09)

Diluted	$(0.22)	$(0.09)

     The effect of 77,961 and 200,620 employee stock options were not included in the diluted loss per share calculation for the three month period ended March 31, 2007 and 2006, respectively, as they were not dilutive given that they would have had the effect of reducing net loss per share if computed using the treasury stock method. As of March 31, 2007 Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June, 2009 and Rockford has the right automatically to convert the notes before maturity under certain circumstances. The conversion price at March 31, 2007, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for March 31, 2007 and 2006, as they were not dilutive.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
6. Notes Payable and Long-Term Debt
Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on March 7, 2007. This credit facility, as amended, has a 4-year term expiring on March 28, 2008, is collateralized by substantially all of Rockford’s assets, is a $20 million asset-based facility, and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. The balance on the facility and interest rate were $10.2 million and 9.0% per annum, respectively, at March 31, 2007. At March 31, 2007, Rockford was in compliance with all applicable covenants.
     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. Therefore the outstanding balance is classified as short term. Rockford expects to maintain the facility for its entire term.
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
7. Disposal Of Assets
     Q-Logic. Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $750,000 of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable. The purchaser was current in payments on the note at March 31, 2007.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
8. Special Charges
     During the first quarter of 2007 Rockford recorded a special charge of approximately $1.1 million related to departing employees. The charge is primarily due to costs associated with the Retirement and Salary Continuation Agreement Rockford entered into with its former CEO.
     During the second half of 2006, Rockford recorded a special charge of approximately $1.3 million. This charge was in connection with costs associated with headcount reductions of approximately 100 positions. These included manufacturing, engineering, sales and general administrative positions. Employees immediately affected were notified and began receiving related payments. Remaining employees were given notification of expected termination dates for their respective positions. Payments for these individuals will commence upon their departure.
     These charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by the quarter ending March 31, 2009. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2007, the changes in the quarter ending March 31, 2007, and the outstanding liabilities at March 31, 2007 (in thousands):

	Three months ended
	March 31, 2007
	Liability				Liability
	December 31,	Reserve		Adjustments	March 31,
	2006	Recorded	Payments	To Reserve	2007
Post Employment Costs:	$615	$1,077	$229	$—	$1,463
9. Income Taxes
     Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, Rockford reduced deferred tax assets by approximately $1.1 million. A corresponding adjustment of the same amount was made to decrease the valuation allowance against deferred tax assets. Taken together, the net effect of these adjustments resulted in no impact to the financial statements of Rockford. Any future recognition of any amount of these assets would not favorably affect the effective income tax rate in future periods as long as the current practice of recording a full valuation allowance against the deferred tax assets is in place. If in future periods the practice of recording a full valuation allowance was discontinued, then any recognition of any amount of these assets would favorably affect the effective income tax rate. For the quarter ending March 31, 2007, there has been no change in the amount of the reduction of deferred tax assets or valuation allowance relating to these items. Rockford does not expect the amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.
     Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, Rockford does not have a liability for accrued interest and penalties due to federal and state net operating loss carryforwards that could be utilized if Rockford sustained an unfavorable adjustment as a result of a federal or state examination.
     The tax years 2003-2006 remain open to examination by the major federal and state taxing jurisdictions to which Rockford is subject.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
     This discussion and analysis of financial condition and results of continuing operations should be read in conjunction with Rockford’s unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations included as part of Rockford’s Form 10-K for the year 2006, filed with the SEC on March 28, 2007.
Overview
     Rockford anticipates that its 2007 results will reflect the impact of the changes Rockford has made to improve distribution and outsource substantial parts of its manufacturing. Rockford also expects that 2007 results will benefit from a lower cost structure and will be free from the results and special charges related to its disposed businesses. Rockford’s focus during 2007 and 2008 will be on improved penetration of the mobile audio markets and continued improvement in operations, including the implementation of additional outsourcing for its product lines.
     Rockford continues to expect a shift in its sales mix into different distribution channels. In recent periods sales have generally declined in mobile audio aftermarket channels while sales have grown in the OEM channels. Rockford experienced a decline in OEM sales late in 2006 and during the first quarter of 2007, due primarily to Nissan’s introduction of a new Sentra model that will initially have less Rockford content. Rockford expects the reduction in the Sentra’s Rockford content, and the resulting decline in OEM sales, to continue through most of 2007.
     Rockford is working to increase aftermarket mobile audio sales and believes its new 2007 products will contribute positively to these efforts. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. Core Rockford Fosgate aftermarket sales increased slightly in the first quarter of 2007 compared to 2006.
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

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended
	March 31,
	2006	2007
Net sales	100.0%	100.0%
Cost of goods sold	73.7	70.1

Gross profit	26.3	29.9
Operating expenses:
Sales and marketing	17.4	13.1
General and administrative	12.0	15.7
Research and development	2.5	3.1

Total operating expenses	31.9	31.9

Operating loss	(5.6)	(2.0)
Interest and other expense, net	1.3	1.3

Loss from continuing operations before income tax	(6.9)	(3.3)
Income tax expense	—	—

Loss from continuing operations	(6.9)	(3.3)
Income discontinued operations	0.0	—

Net loss	(6.9)%	(3.3)%

     Cost of goods sold primarily consists of product costs, direct labor and manufacturing costs associated with production of Rockford’s products as well as warranty, warehousing, freight-in and customer service expenses.
     Sales and marketing expenses primarily consist of salaries, sales commissions, costs of advertising, trade shows and freight-out expenses.
     General and administrative expenses primarily consist of salaries, facilities and other costs of Rockford’s accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees and expenses associated with Rockford’s business. General and administrative expenses also include gains and losses from the sale or impairment of assets.
     Research and development expenses primarily consist of salaries associated with research and development personnel prototyping and other costs related to new product development.
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended
	March 31,
	2006	2007
	(In thousands)
Region: (1)
United States	$25,663	$22,033
Other Americas	1,729	1,820
Europe	1,521	1,599
Asia	1,015	920

Total sales	$29,928	$26,372

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Net Sales. Net sales decreased by $3.6 million, or 11.9%, to $26.4 million for the three months ended March 31, 2007, from $29.9 million for the three months ended March 31, 2006. The decrease in sales was primarily attributable to lower OEM sales and the elimination of sales of Rockford’s Q-Logic enclosure product line which was sold on March 31, 2006. These reductions were partially offset by lower product returns and higher royalty revenue as well as increased sales of Rockford Fosgate aftermarket products.
     U.S. sales decreased by $3.6 million, or 14.1%, to $22.0 million for the three months ended March 31, 2007, from $25.7 million for the three months ended March 31, 2006. International sales increased by $0.1 million, or 1.7%, to $4.4 million for the three months ended March 31, 2007, from $4.3 million for the three months ended March 31, 2006. The increase in international sales was primarily due to the transition to a new distribution method in Europe which stabilized sales in that region.
     Gross Profit. Gross Profit was flat at $7.9 million for the three months ended March 31, 2007 and 2006. As a percent of sales, gross profit increased to 29.9% for the three months ended March 31, 2007, from 26.3% for the three months ended March 31, 2006. The increase in gross profit as a percent of net sales is primarily due to lower product cost, higher royalty revenue, lower returns and a $0.6 million charge related to future obligations for Rockford’s vacated European warehouse facilities recorded for the three month period ended March 31, 2006. These improvements were partially offset by lower net sales.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.7 million, or 33.2%, to $3.5 million for the three months ended March 31, 2007 from $5.2 million for the three months ended March 31, 2006. As a percent of sales, sales and marketing expenses decreased to 13.1% for the three months ended March 31, 2007 from 17.4% for the three months ended March 31, 2006. The decrease was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales, as well as reduced promotional activities.
     General and Administrative Expenses. General and administrative expenses increased by $0.5 million or 14.9%, to $4.1 million for the three months ended March 31, 2007 from $3.6 million for the three months ended March 31, 2006. As a percent of sales, general and administrative expenses increased to 15.7% for the three months ended March 31, 2007 from 12.0% for the three months ended March 31, 2006. The increase in general and administrative expenses is primarily due to a special charge of approximately $1.1 million related to departing employees. Most of this special charge arises from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO. The special charge was partially offset by lower personnel related expenses, facilities costs and professional fees.
     Research and Development Expenses. Research and development expenses remained flat at $0.8 million for the three months ended March 31, 2007 as compared to the same period in 2006. As a percent of sales, these expenses increased to 3.1% for the three months ended March 31, 2007, from 2.5% for the three months ended March 31, 2006. The increase is primarily related to the costs associated with the launch of Rockford’s 2007 new products.
     Operating Loss. Operating loss declined by $1.2 million, to a $0.5 million operating loss for the three months ended March 31, 2007 from a $1.7 million operating loss for the three months ended March 31, 2006. As a percent of sales, operating loss declined to 2.0% for the three months ended March 31, 2007, from 5.6% for the three months ended March 31, 2006. This decline in operating loss is primarily due to lower operating expenses, partially offset by reduced sales.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.1 million or 9.6%, to $0.3 million for the three months ended March 31, 2007 from $0.4 million for the three months ended March 31, 2006. The decrease is primarily attributable to reduced currency losses partially offset by higher interest expense in 2007 due to higher levels of borrowings and higher effective borrowing rates.
     Income Tax Expense. Income tax expense from continuing operations was zero expense for the three months ended March 31, 2007 and March 31, 2006. The effective income tax rates were 0.0% for the three months ended March 31, 2007, and March 31, 2006. Rockford is not recording any tax benefit on losses in the first quarter of 2007 and 2006 for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets.

Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow provided by operations was $1.1 million for the three months ended March 31, 2007 compared to $0.6 million of cash flow used in operations for the three months ended March 31, 2006. Increases in accounts payable, other accrued expenses and reductions in inventory were the primary source of cash for Rockford during the first three months of 2007. Increases in accounts receivable was the primary use of cash during the first three months of 2007.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended on June 10, 2004, December 30, 2004, August 31, 2005, March 21, 2006, August 31, 2006 and March 7, 2007. This credit facility, as amended, has a 4-year term expiring on March 28, 2008 is collateralized by substantially all of Rockford’s assets, is a $20 million asset-based facility, and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. The balance on the facility and interest rate were $10.2 million and 9.0% per annum, respectively, at March 31, 2007. At March 31, 2007, Rockford was in compliance with all applicable covenants.
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
     The cash proceeds of the sale of the NHT business, Simple Devices business, MB Quart North American brand rights, and Q-Logic business supplemented Rockford’s cash resources during 2005 and 2006. Rockford does not expect additional asset sales will be a significant source of cash.
     If Rockford’s operations fail to improve it could be forced to seek to improve its liquidity. Actions available to improve liquidity may include reducing or delaying capital expenditures, borrowing additional funds, selling equity securities, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Some of these alternatives might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to complete its plans to reduce its cash requirements and return to profitability.
     Rockford had working capital of $16.2 million at March 31, 2007, compared to $16.5 million at December 31, 2006. The significant components of working capital at March 31, 2007 include:
•	Rockford had no cash and cash equivalents at March 31, 2007 and December 31, 2006. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $24.9 million at March 31, 2007 compared to $19.2 million at December 31, 2006. The increase in accounts receivable balances is primarily due to sales of Rockford’s new 2007 products that were introduced late in the first quarter of 2007.

•	Rockford’s inventory position decreased from $19.6 million at the end of 2006 to $18.6 million at March 31, 2007. This inventory decrease was primarily due to improved inventory turns, and the reduction of end of life inventory during the first quarter of 2007.

•	Accounts payable increased $4.4 million, from $7.1 million at December 31, 2006 to $11.5 million at March 31, 2007. This increase was primarily due to higher inventory purchases related to Rockford’s 2007 new products.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $10.2 million and $10.4 million outstanding balance as at March 31, 2007 and December 31, 2006, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 29, 2008.
     Investing activities used cash of $0.1 million for the three months ended March 31, 2007 and generated $0.7 million of cash for the three months ended March 31, 2006. Capital expenditures, the primary use of cash from investing activities, were $0.3 million for the three months ended March 31, 2007 versus $0.2 million for the three months ended March 31, 2006. The source of cash from investing activities in the first three months of 2006 was primarily proceeds from the sale of Rockford’s Q-Logic enclosure business. Rockford’s capital spending is primarily in tooling for specific product lines, general machinery and equipment to support manufacturing and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than the reductions that have resulted from its divestiture of non-core businesses and elimination of the capital spending required for those businesses.
     As of March 31, 2007, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at March 31, 2007. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
Critical Accounting Policies and Estimates
     Income Taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets at March 31, 2007, it determined that a valuation allowance in the amount of $20.8 million was required and has reserved against all of its deferred tax assets.
     In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for Rockford beginning on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, Rockford must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Rockford’s reassessment of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity.
     Inflation
     Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2007 and 2008, if Rockford is not able to secure concessions from its suppliers. Rockford sources a significant and increasing portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by changes in China’s exchange rate policy and by changes in the exchange rate.

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
     At March 31, 2007, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
Item 4. Controls and Procedures
   Evaluation of Disclosure Controls and Procedures
     Rockford’s principal executive officer (“PEO”) and principal financial officer (“PFO”) are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Rockford’s disclosure controls and procedures during the last 30 days in order to comply with the SEC’s requirements for certification of this Form 10-Q. Rockford is a non-accelerated filer and, accordingly, it is required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-K for its fiscal year ending December 31, 2007.
     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. There was no change in internal control over financial reporting that occurred in the first quarter of 2007, and through the date of filing, that has materially affected, or is reasonably likely to materially affect, Rockford’s internal controls over financial reporting.
     Based on their review of Rockford’s disclosure controls and policies, Rockford’s PEO and PFO concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Rockford in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by Rockford in such reports is accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosures.
Material Weaknesses of Disclosure Controls and Procedures
     None

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at March 31, 2007, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 28, 2007.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b) During the period from January 1, 2007, through March 31, 2007, Rockford filed the following reports on Form 8-K.
•	March 22, 2007 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the year ended December 31, 2006. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	February 15, 2007 report disclosing on Item 5 that Rockford’s Chief Executive Officer, Gary Suttle, had announced his retirement as CEO. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	January 24, 2007 report disclosing on Item 1 that Rockford entered into a binding agreement settling an outstanding patent infringement lawsuit.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: May 3, 2007	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.