Form 10-Q
period 2007-06-30
ROCKFORD CORP
filed 2007-08-02
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     As of July 31, 2007, there were 9,395,720 shares of Common Stock, $.01 par value per share, outstanding. This is the Company’s only class of common stock.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	June 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $1,267 and $1,249 at December 31, 2006 and June 30, 2007, respectively	19,242	26,984
Inventories	19,612	17,567
Prepaid expenses and other current assets	1,998	1,569

Total current assets	40,852	46,120
Property and equipment, net	2,487	2,054
Other assets	1,216	902

Total assets	$44,555	$49,076

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,094	$8,974
Accrued salaries and incentives	1,485	1,537
Accrued warranty and returns	2,199	2,104
Other accrued expenses	2,193	2,459
Current portion of capital lease and other long-term liabilities	1,002	479
Asset-based credit facility	10,400	12,909

Total current liabilities	24,373	28,462
Notes payable, less unaccreted discount of $222 and $176 at December 31, 2006 and June 30, 2007, respectively	9,278	9,324
Long-term portion of capital lease and other long-term liabilities	659	781

Total liabilities	34,310	38,567
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000; Issued shares —9,390,970 at December 31, 2006 and 9,395,720 at June 30, 2007	94	94
Additional paid-in capital	37,995	38,154
Retained deficit	(28,255)	(28,152)
Accumulated other comprehensive income	411	413

Total shareholders’ equity	10,245	10,509

Total liabilities and shareholders’ equity	$44,555	$49,076

Note: The consolidated balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Net sales	$31,668	$26,740	$61,596	$53,112
Cost of goods sold	21,295	18,342	43,365	36,834

Gross profit	10,373	8,398	18,231	16,278
Operating expenses:
Sales and marketing	4,730	3,889	9,918	7,353
General and administrative	3,574	2,452	7,175	6,588
Research and development	787	704	1,540	1,512

Total operating expenses	9,091	7,045	18,633	15,453

Operating income (loss)	1,282	1,353	(402)	825
Interest and other expense, net	256	383	631	722

Income (loss) from continuing operations before income taxes	1,026	970	(1,033)	103
Income tax expense	—	—	—	—

Income (loss) from continuing operations	1,026	970	(1,033)	103
Loss from discontinued operations	(114)	—	(108)	—

Net income (loss)	$912	$970	$(1,141)	$103

Net income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.11	$0.10	$(0.11)	$0.01

Diluted	$0.10	$0.10	$(0.11)	$0.01

Loss from discontinued operations
Basic	$(0.01)	$0.00	$(0.01)	$0.00

Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Net income (loss)
Basic	$0.10	$0.10	$(0.12)	$0.01

Diluted	$0.09	$0.10	$(0.12)	$0.01

Weighted average shares:
Basic	9,386	9,401	9,385	9,399

Diluted	11,759	11,499	9,385	9,469

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2006	2007
Cash flow from continuing operating activities:
Net income (loss) from continuing operations	$(1,033)	$103
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,311	852
Gain on divestiture of business	(41)	—
Loss on exit of European leases	814	—
Loss (gain) on sale of property and equipment	85	(33)
Share based compensation expense	114	148
Provision for doubtful accounts	235	251
Provision for inventory	304	708
Special charge	—	818
Changes in operating assets and liabilities:
Accounts receivable	(3,384)	(7,994)
Inventories	(3,514)	1,337
Prepaid expenses and other	425	445
Accounts payable	2,087	1,879
Accrued salaries and incentives	(192)	(451)
Accrued warranty and returns	(67)	(94)
Other accrued expenses	(197)	267

Net cash used in operating activities	(3,053)	(1,764)
Cash flow from investing activities:
Purchases of property and equipment	(407)	(358)
Proceeds from sale of property and equipment	64	155
Net proceeds from divestiture of businesses	804	200
Decrease in other assets	281	16

Net cash provided by investing activities	742	13
Cash flow from financing activities:
Proceeds from line of credit	2,312	2,509
Payments on capital lease obligations	(19)	(21)
Payment on litigation settlement	—	(750)
Proceeds from exercise of stock options	5	11

Net cash provided by financing activities	2,298	1,749
Effect of exchange rate changes on cash	13	2

Net increase in cash flow from continuing operations	—	—
Net increase in cash flow from discontinued operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	19	—
Cash flow used in investing activities	—	—
Cash flow used in financing activities	(19)	—

Net increase in cash flow from discontinued operations	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
1. Basis of Presentation
Unaudited Interim Financial Information
     Rockford Corporation and subsidiaries (“Rockford”) has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information, using principles also consistent in all material respects with those applied in Rockford’s Annual Report on Form 10-K for the year ended December 31, 2006, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, Rockford has made all adjustments necessary for a fair presentation.
     Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results you may expect for the year ending December 31, 2007, or for any other period. Certain reclassifications have been made to the June 30, 2006 interim financial statements in order to conform to the June 30, 2007 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2007.
Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three and six months ended June 30, 2006 and 2007 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Net income (loss)	$912	$970	$(1,141)	$103
Foreign currency translation adjustments	6	1	13	2

Total comprehensive income (loss)	$918	$971	$(1,128)	$105

2. Share-based Compensation
     At June 30, 2007 Rockford had four active share-based employee compensation plans, all authorizing only the grant of stock options. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to four years, and have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued.
     Effective January 1, 2006, Rockford adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 and 2007 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value. The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model. As of June 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $0.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years. The weighted average fair value of 70,000 options granted during the six months ended June 30, 2007 was $1.17 per share.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
     A summary of stock option activity within Rockford’s share-based compensation plans and changes for the six months ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	1,905,951	$4.13
Granted	70,000	2.45
Exercised	(5,000)	2.15
Terminated/expired	(122,787)	3.34

Outstanding at June 30, 2007	1,848,164	4.12		$62,000

Exercisable at June 30, 2007	1,309,439	$4.75		$44,000

     The intrinsic value of options exercised during the six months ended June 30, 2007 was $2,000.
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
     In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of June 30, 2007, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.3 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of June 30, 2007. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     Rockford discontinued the operations of its Fosgate Audionics and Hafler businesses, the remaining businesses of the Rockford Home Group, at the time of the NHT sale. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     The following represents the results of operation for the Rockford Home Group for the three and six months ended June 30, 2006 and are reported on Rockford’s statement of operations as results from discontinued operations:

	Three months ended	Six months ended
	June 30,	June 30,
	2006	2006
	(In thousands)	(In thousands)
Revenues	$13	$30
Cost of sales	127	138

Net loss	$(114)	$(108)

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. Inventories
     Inventories consist of the following:

	December 31,	June 30,
	2006	2007
	(In thousands)
Raw materials	$4,801	$3,930
Work-in-progress	563	610
Finished goods	14,248	13,027

	$19,612	$17,567

5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator:
Income (loss) from continuing operations	$1,026	$970	$(1,033)	$103
Plus: Income impact of assumed conversion of convertible debt	184	184	—	—

Income (loss) from continuing operations available to shareholders	1,210	1,154	(1,033)	103
Loss from discontinued operations	(114)	—	(108)	—

Net income (loss) available to shareholders	$1,096	$1,154	$(1,141)	$103

Denominator:
Denominator for basic net income (loss) per share	9,386	9,401	9,385	9,399
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debt	2,061	2,061	—	—
Employee stock options	312	37	—	70
Warrants	—	—	—	—

Dilutive potential common shares	2,373	2,098	—	70

Denominator for diluted net income (loss) per share	11,759	11,499	9,385	9,469

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$0.11	$0.10	$(0.11)	$0.01

Diluted	$0.10	$0.10	$(0.11)	$0.01

Loss from discontinued operations
Basic	$(0.01)	$0.00	$(0.01)	$0.00

Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Net income (loss)
Basic	$0.10	$0.10	$(0.12)	$0.01

Diluted	$0.09	$0.10	$(0.12)	$0.01

     The effect of 204,003 employee stock options were not included in the diluted loss per share calculation for the six month period ended June 30, 2006, as they were not dilutive given that they would have had the effect of reducing net loss per share if computed using the treasury stock method. As of June 30, 2007 Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before the scheduled maturity date of June, 2009 and Rockford has the right automatically to convert the notes before maturity under certain circumstances. The conversion price at June 30, 2007, was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes were not included in the diluted income (loss) per share calculation for the six month period ended June 30, 2007 and 2006, as they were not dilutive. Rockford excluded the warrants in the diluted income per share calculations because the exercise price of the warrants exceed the average market price of the stock.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
6. Notes Payable and Long-Term Debt
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on March 7, 2007. This credit facility, as amended, has a 4-year term expiring on March 28, 2008, is collateralized by substantially all of Rockford’s assets, is a $20 million asset-based facility, and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. The balance on the facility and interest rate were $12.9 million and 9.25% per annum, respectively, at June 30, 2007. At June 30, 2007, Rockford was in compliance with all applicable covenants.
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
7. Disposal Of Assets
     Q-Logic. Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $750,000 of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable. The purchaser was current in payments on the note at June 30, 2007.

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
     These charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by the quarter ending March 31, 2009. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2006, the changes in the six month period ending June 30, 2007, and the outstanding liabilities at June 30, 2007 (in thousands):

		Six months ended
	Liability	June 30, 2007			Liability
	December 31,	Reserve		Adjustments	June 30,
	2006	Recorded	Payments	To Reserve	2007
Post Employment Costs:	$615	$1,174	$734	$(26)	$1,029
9. Income Taxes
          Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, Rockford reduced deferred tax assets by approximately $1.1 million. A corresponding adjustment of the same amount was made to decrease the valuation allowance against deferred tax assets. Taken together, the net effect of these adjustments resulted in no net impact to Rockford’s financial statements. Any future recognition of any amount of these assets would not favorably affect the effective income tax rate in future periods as long as the current practice of recording a full valuation allowance against the deferred tax assets is in place. If in future periods the practice of recording a full valuation allowance was discontinued, then recognition of any amount of these assets would favorably affect the effective income tax rate. For the six month period ending June 30, 2007, there has been no change in the amount of the reduction of deferred tax assets or valuation allowance relating to these items. Rockford does not expect the amount of unrecognized tax benefits significantly to increase or decrease over the next twelve months.
          Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, Rockford does not have a liability for accrued interest and penalties due to federal and state net operating loss carryforwards that could be used if Rockford sustained an unfavorable adjustment as a result of a federal or state examination.
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
Overview
     Rockford’s results for the first half of 2007 have reflected, and Rockford anticipates that its 2007 results will continue to reflect, the impact of the changes Rockford has made to improve distribution and outsource the bulk of its manufacturing. Rockford also expects that 2007 results will benefit from a lower cost structure and will be free from the results and special charges related to its disposed businesses. Rockford’s focus during 2007 and 2008 will be on improved penetration of the mobile audio markets and continued improvement in operations, including the implementation of outsourcing for substantially all its remaining manufacturing.
     Rockford continues to expect a shift in its sales mix into different distribution channels. In periods before mid-2006 sales have generally grown in the OEM channels while they have declined in mobile audio aftermarket channels. Rockford experienced a decline in OEM sales late in 2006 and during the first half of 2007, due primarily to Nissan’s introduction of a new Sentra model that will have less Rockford content during its early years. Rockford expects the reduction in the Sentra’s Rockford content, and the resulting decline in OEM sales, will continue through most of 2007. In the mobile audio aftermarket during 2007, Rockford has also experienced softness in sales to its mass retail customers and engaged in end-of-life discounting on 2006 products that masked some of the performance improvements expected from Rockford’s new 2007 products.
     Rockford is working to increase aftermarket mobile audio sales and believes its new 2007 products will contribute positively to these efforts. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales.
     Rockford’s business is now almost entirely in the mobile audio segment, including sales to the mass retail, independent specialist and OEM channels. Rockford believes it lost market share in 2005 and 2006. Results were affected by:
•	overall softness in the aftermarket channel;

•	aggressive pricing and promotional activity by competitors in the aftermarket channel;

•	product lines that did not meet customer expectations for ease of installation and reliability; and

•	continuing distribution channel shifts.
Rockford believes its 2006 and 2007 operational and process improvements, and introduction of new and significantly enhanced amplifiers and subwoofers during the first quarter of 2007, have positioned Rockford for further improvements.

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2	68.6	70.4	69.4

Gross profit	32.8	31.4	29.6	30.6
Operating expenses:
Sales and marketing	14.9	14.5	16.1	13.8
General and administrative	11.3	9.2	11.7	12.4
Research and development	2.5	2.6	2.5	2.9

Total operating expenses	28.7	26.3	30.3	29.1

Operating income (loss)	4.1	5.1	(0.7)	1.5
Interest and other expense, net	0.8	1.3	1.0	1.3

Income (loss) from continuing operations before income tax	3.3	3.6	(1.7)	0.2
Income tax expense	—	—	—	—

Income (loss) from continuing operations	3.3	3.6	(1.7)	0.2
Loss discontinued operations	(0.4)	—	(0.2)	—

Net income (loss)	2.9%	3.6%	(1.9)%	0.2%

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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Region:(1)
United States	$26,381	$21,077	$52,044	$43,109
Other Americas	2,693	2,430	4,422	4,250
Europe	1,538	2,042	3,059	3,642
Asia	1,056	1,191	2,071	2,111

Total sales	$31,668	$26,740	$61,596	$53,112

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Net Sales. Net sales decreased by $4.9 million, or 15.6%, to $26.7 million for the three months ended June 30, 2007, from $31.7 million for the three months ended June 30, 2006. The decrease in sales was primarily attributable to lower sales to OEM and mass retail customers. These reductions were partially offset by lower product returns and higher royalty revenue as well as increased international sales.
     U.S. sales decreased by $5.3 million, or 20.1%, to $21.1 million for the three months ended June 30, 2007, from $26.4 million for the three months ended June 30, 2006. International sales increased by $0.4 million, or 7.1%, to $5.7 million for the three months ended June 30, 2007, from $5.3 million for the three months ended June 30, 2006. The increase in international sales was primarily due to completion of the transition to a new distribution system in Europe and the launch of new 2007 Rockford Fosgate products.
     Gross Profit. Gross Profit decreased by $2.0 million to $8.4 million for the three months ended June 30, 2007 from $10.4 million for the same period in 2006. As a percent of sales, gross profit decreased to 31.4% for the three months ended June 30, 2007, from 32.8% for the three months ended June 30, 2006. The decrease in gross profit as a percent of net sales is primarily due to lower net sales and higher discounts offered on discontinued product lines.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.8 million, or 17.8%, to $3.9 million for the three months ended June 30, 2007 from $4.7 million for the three months ended June 30, 2006. As a percent of sales, sales and marketing expenses decreased to 14.5% for the three months ended June 30, 2007 from 14.9% for the three months ended June 30, 2006. The decrease was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales, as well as reduced promotional activities.
     General and Administrative Expenses. General and administrative expenses decreased by $1.1 million or 31.4%, to $2.5 million for the three months ended June 30, 2007 from $3.6 million for the three months ended June 30, 2006. As a percent of sales, general and administrative expenses decreased to 9.2% for the three months ended June 30, 2007 from 11.3% for the three months ended June 30, 2006. The decrease in general and administrative expenses is primarily due to lower personnel related expenses, facilities costs and professional fees.
     Research and Development Expenses. Research and development expenses decreased slightly to $0.7 million for the three months ended June 30, 2007 as compared to $0.8 million for the same period in 2006. As a percent of sales, these expenses increased to 2.6% for the three months ended June 30, 2007, from 2.5% for the three months ended June 30, 2006. The increase in research and development expense as a percent of sales is primarily related to the costs associated with the launch of Rockford’s 2007 new products.
     Operating Income (loss). Operating income increased by $0.1 million, to $1.4 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006. As a percent of sales, operating income increased to 5.1% for the three months ended June 30, 2007, from 4.1% for the three months ended June 30, 2006. This increase in operating income is primarily due to lower operating expenses, partially offset by reduced sales.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $0.1 million or 49.6%, to $0.4 million for the three months ended June 30, 2007 from $0.3 million for the three months ended June 30, 2006. The increase is primarily attributable to higher interest expense in 2007 due to higher levels of borrowings and higher effective borrowing rates. These increases were partially offset by currency gains.
     Income Tax Expense. Income tax expense from continuing operations was zero expense for the three months ended June 30, 2007 and June 30, 2006. The effective income tax rates were 0.0% for each period. Rockford is not recording any tax expense on income in the second quarter of 2007 and 2006 for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets, but has net operating loss carryforwards that are likely to offset virtually all current period income tax expense for an extended period.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net Sales. Net sales decreased by $8.5 million, or 13.8%, to $53.1 million for the six months ended June 30, 2007, from $61.6 million for the six months ended June 30, 2006. The decrease in sales was primarily attributable to lower sales to OEM and mass retail customers and to the elimination of sales of Rockford’s Q-Logic enclosure product line which was sold on March 31, 2006. These reductions were partially offset by lower product returns and higher royalty revenue.
     U.S. sales decreased by $8.9 million, or 17.2%, to $43.1 million for the six months ended June 30, 2007, from $52.0 million for the six months ended June 30, 2006. International sales increased by $0.5 million, or 4.7%, to $10.0 million for the six months ended June 30, 2007, from $9.6 million for the six months ended June 30, 2006. The increase in international sales was primarily due to completion of the transition to a new distribution system in Europe and the launch of new 2007 Rockford Fosgate products.
     Gross Profit. Gross Profit decreased by $2.0 million to $16.3 million for the six months ended June 30, 2007 compared to $18.2 million for the same period in 2006. As a percent of sales, gross profit increased to 30.6% for the six months ended June 30, 2007, from 29.6% for the six months ended June 30, 2006. The increase in gross profit as a percent of net sales is primarily due to lower product cost, higher royalty revenue, lower returns and a $0.6 million charge related to future obligations for Rockford’s vacated European warehouse facilities that was recorded in the six month period ended June 30, 2006. These improvements were partially offset by lower sales and higher discounts offered on discontinued product lines.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $2.6 million, or 25.9%, to $7.4 million for the six months ended June 30, 2007 from $9.9 million for the six months ended June 30, 2006. As a percent of sales, sales and marketing expenses decreased to 13.8% for the six months ended June 30, 2007 from 16.1% for the six months ended June 30, 2006. The decrease was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales, as well as reduced promotional activities.
     General and Administrative Expenses. General and administrative expenses decreased by $0.6 million or 8.2%, to $6.6 million for the six months ended June 30, 2007 from $7.2 million for the six months ended June 30, 2006. As a percent of sales, general and administrative expenses increased to 12.4% for the six months ended June 30, 2007 from 11.7% for the six months ended June 30, 2006. The decrease in general and administrative expenses is primarily due to lower personnel related expenses, facilities costs and professional fees and was partially offset by a special charge of approximately $1.1 million related to departing employees recorded in the first quarter of 2007. Most of this special charge arises from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO.
     Research and Development Expenses. Research and development expenses remained flat at $1.5 million for the six months ended June 30, 2007 as compared to the same period in 2006. As a percent of sales, these expenses increased to 2.9% for the six months ended June 30, 2007, from 2.5% for the six months ended June 30, 2006. The increase in research and development as a percent of sales is primarily related to lower net sales and the costs associated with the launch of Rockford’s 2007 new products.
     Operating Income (loss). Operating income (loss) improved by $1.2 million, to a $0.8 million operating income for the six months ended June 30, 2007 from a $0.4 million operating loss for the six months ended June 30, 2006. As a percent of sales, operating income increased to 1.5% for the six months ended June 30, 2007, from an operating loss of 0.7% for the six months ended June 30, 2006. This improvement in operating income (loss) is primarily due to lower operating expenses, partially offset by reduced sales.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $0.1 million or 14.4%, to $0.7 million for the six months ended June 30, 2007 from $0.6 million for the six months ended June 30, 2006. The increase is primarily attributable to higher interest expense in 2007 due to higher levels of borrowings and higher effective borrowing rates. These increases were partially offset by currency gains.
     Income Tax Expense. Income tax expense from continuing operations was zero expense for the six months ended June 30, 2007 and June 30, 2006. The effective income tax rates were 0.0% for the six months ended June 30, 2007, and June 30, 2006. Rockford is not recording any tax expense (benefit) on income (losses) in the first half of 2007 and 2006 for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets, but has net operating loss carryforwards that are likely to offset virtually all current period income tax expense for an extended period.

Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow used by operations was $1.8 million for the six months ended June 30, 2007 compared to $3.1 million of cash flow used in operations for the six months ended June 30, 2006. Increases in accounts receivable were the primary use of cash during the first six months of 2007. Increases in accounts payable and reductions in inventory were the primary source of cash during the first six months of 2007.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on March 7, 2007. This credit facility, as amended, has a 4-year term expiring on March 28, 2008, is collateralized by substantially all of Rockford’s assets, is a $20 million asset-based facility, and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. The balance on the facility and interest rate were $12.9 million and 9.25% per annum, respectively, at June 30, 2007. At June 30, 2007, Rockford was in compliance with all applicable covenants.
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
     If Rockford’s operations fail to improve it could be forced to seek to improve its liquidity. Actions available to improve liquidity may include reducing or delaying capital expenditures, borrowing additional funds, selling equity securities, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Some of these alternatives might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to complete its plans to reduce its cash requirements and sustain the return to profitability achieved in the first half of 2007.
     Rockford had working capital of $17.7 million at June 30, 2007, compared to $16.5 million at December 31, 2006. The significant components of working capital at June 30, 2007 include:
•	Rockford had no cash and cash equivalents at June 30, 2007 and December 31, 2006. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $27.0 million at June 30, 2007 compared to $19.2 million at December 31, 2006. The increase in accounts receivable balances is primarily due to the increase in net sales in the second quarter of 2007 compared to the fourth quarter of 2006.

•	Rockford’s inventory position decreased from $19.6 million at the end of 2006 to $17.6 million at June 30, 2007. This inventory decrease was primarily due to improved inventory turns and the reduction of end of life inventory during the first six months of 2007.

•	Accounts payable increased $1.9 million, from $7.1 million at December 31, 2006 to $9.0 million at June 30, 2007. This increase was primarily due to higher inventory purchases related to Rockford’s 2007 new products.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded as short term the $12.9 million and $10.4 million outstanding balance as at June 30, 2007 and December 31, 2006, respectively, on the Wachovia Capital credit facility. The credit facility matures on March 29, 2008.
     Investing activities generated $13,000 of cash for the six months ended June 30, 2007 and $0.7 million of cash for the six months ended June 30, 2006. Capital expenditures, the primary use of cash from investing activities, were $0.4 million for the six months ended June 30, 2007 versus $0.4 million for the six months ended June 30, 2006. The source of cash from investing activities in the first six months of 2006 was primarily proceeds from the sale of Rockford’s Q-Logic enclosure business. Rockford’s capital spending is primarily in tooling for specific product lines and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements.
     As of June 30, 2007, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at June 30, 2007. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
Critical Accounting Policies and Estimates
     Income Taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets at June 30, 2007, it determined that a valuation allowance in the amount of $20.8 million was required and has reserved against all of its deferred tax assets.
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
     At June 30, 2007, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
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
     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. There was no change in internal control over financial reporting that occurred in the second quarter of 2007, and through the date of filing, that has materially affected, or is reasonably likely to materially affect, Rockford’s internal controls over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at June 30, 2007, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 28, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Rockford’s annual meeting of shareholders was held on May 9, 2007.

(b)	At the annual meeting, Rockford’s shareholders elected five Directors for one-year terms which expire at the annual shareholders meeting in 2008.

(c)	At the annual meeting, Rockford’s shareholders ratified the appointment of Ernst & Young L.L.P. as Rockford’s auditors for 2007. The holders of 8,814,797 common shares voted to ratify the appointment, the holders of 87,425 common shares voted against the ratification, and the holders of 600 common shares abstained.
               The following tabulation represents voting for the Directors

Name	Votes For	Withheld Authority
Jerry E. Goldress	8,015,382	887,440
John P. Lloyd	8,046,527	856,295
Nicholas G. Bartol	8,094,427	808,395
Ralph B. Godfrey	8,015,682	887,140
Timothy C. Bartol	7,449,978	1,452,844
(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b) During the period from April 1, 2007, through June 30, 2007, Rockford filed the following reports on Form 8-K.
•	May 8, 2007 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the quarter ended March 31, 2007. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	May 11, 2007 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s receipt of NASDAQ notification regarding a listing deficiency.

•	May 31, 2007 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s transfer of its stock listing to the NASDAQ Capital Market.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: July 31, 2007	By:	/s/ Richard G. Vasek
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