Form 10-Q
period 2007-09-30
ROCKFORD CORP
filed 2007-10-31
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     As of October 30, 2007, there were 9,395,720 shares of Common Stock, $.01 par value per share, outstanding. This is the Company’s only class of common stock.

ROCKFORD CORPORATION AND SUBSIDIARIES

Forward Looking Statements
Part I: Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets —December 31, 2006 and September 30, 2007 (Unaudited)
Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended September 30, 2006 and 2007
Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2006 and 2007
Notes to Condensed Unaudited Consolidated Financial Statements — September 30, 2007
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II: Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications
Ex – 31.1
Ex – 31.2
Ex – 32
EX-31.1
EX-31.2
EX-32

Forward-Looking Statements
     We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, business strategy, acceptance of our products and prospects for our business, product development, dependence on significant customers and suppliers, and the adequacy of our available cash resources. Our statements may include projections of results of operations or of financial condition. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.
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
     When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report and in our Annual Report on Form 10-K for the year 2006, filed with the SEC on March 28, 2007, particularly in Item 1A to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Item 1A to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	September 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $1,267 and $1,025 at December 31, 2006 and September 30, 2007, respectively	19,242	18,751
Inventories	19,612	15,351
Prepaid expenses and other current assets	1,998	1,332

Total current assets	40,852	35,434
Property and equipment, net	2,487	1,800
Other assets	1,216	788

Total assets	$44,555	$38,022

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,094	$5,408
Accrued salaries and incentives	1,485	1,590
Accrued warranty and returns	2,199	1,826
Other accrued expenses	2,193	1,908
Current portion of capital lease and other long-term liabilities	1,002	451
Asset-based credit facility	10,400	6,334

Total current liabilities	24,373	17,517
Notes payable, less unaccreted discount of $222 and $153 at December 31, 2006 and September 30, 2007, respectively	9,278	9,347
Long-term portion of capital lease and other long-term liabilities	659	463

Total liabilities	34,310	27,327
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000; Issued shares —9,390,970 at December 31, 2006 and 9,395,720 at September 30, 2007	94	94
Additional paid-in capital	37,995	38,229
Retained deficit	(28,255)	(28,061)
Accumulated other comprehensive income	411	433

Total shareholders’ equity	10,245	10,695

Total liabilities and shareholders’ equity	$44,555	$38,022

See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Net sales	$21,217	$18,695	$82,813	$71,807
Cost of goods sold	15,201	12,417	58,566	49,251

Gross profit	6,016	6,278	24,247	22,556
Operating expenses:
Sales and marketing	3,605	3,114	13,523	10,467
General and administrative	4,197	2,039	11,372	8,627
Research and development	810	688	2,350	2,200

Total operating expenses	8,612	5,841	27,245	21,294

Operating income (loss)	(2,596)	437	(2,998)	1,262
Interest and other expense, net	323	346	954	1,068

Income (loss) from continuing operations before income taxes	(2,919)	91	(3,952)	194
Income tax expense	—	—	—	—

Income (loss) from continuing operations	(2,919)	91	(3,952)	194
Loss from discontinued operations	(47)	—	(155)	—

Net income (loss)	$(2,966)	$91	$(4,107)	$194

Net income (loss) per common share:
Income (loss) from continuing operations
Basic	$(0.31)	$0.01	$(0.42)	$0.02

Diluted	$(0.31)	$0.01	$(0.42)	$0.02

Loss from discontinued operations
Basic	$(0.01)	$0.00	$(0.02)	$0.00

Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Net income (loss)
Basic	$(0.32)	$0.01	$(0.44)	$0.02

Diluted	$(0.32)	$0.01	$(0.44)	$0.02

Weighted average shares:
Basic	9,388	9,401	9,386	9,400

Diluted	9,388	9,401	9,386	9,434

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	September 30,
	2006	2007
Cash flow from continuing operating activities:
Net income (loss)	(4,107)	194
Net loss from discontinued operations	(155)	—

Net income (loss) from continuing operations	$(3,952)	$194
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,822	1,262
Gain on divestiture of business	(142)	—
Loss on exit of European leases	814	—
Loss (gain) on sale of property and equipment	76	(33)
Share based compensation expense	214	223
Provision for doubtful accounts	483	195
Provision for inventory	527	726
Special charge	—	681
Changes in operating assets and liabilities:
Accounts receivable	3,331	295
Inventories	(5,414)	3,535
Prepaid expenses and other	766	690
Accounts payable	(2,088)	(1,687)
Accrued salaries and incentives	659	(398)
Accrued warranty and returns	(117)	(374)
Other accrued expenses	(1,185)	(284)

Net cash (used in) provided by in operating activities	(4,206)	5,025
Cash flow from investing activities:
Purchases of property and equipment	(1,137)	(418)
Proceeds from sale of property and equipment	83	156
Net proceeds from divestiture of businesses	855	300
Decrease (increase) in other assets	243	(22)

Net cash provided by investing activities	44	16
Cash flow from financing activities:
Proceeds from (payments on) line of credit	4,161	(4,066)
Payments on capital lease obligations	(29)	(32)
Payment on litigation settlement	—	(976)
Proceeds from exercise of stock options	16	11

Net cash provided by (used in) financing activities	4,148	(5,063)
Effect of exchange rate changes on cash	14	22

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	35	—
Cash flow used in investing activities	—	—
Cash flow used in financing activities	(35)	—

Net increase in cash flow from discontinued operations	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
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
     Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results you may expect for the year ending December 31, 2007, or for any other period. Certain reclassifications have been made to the September 30, 2006 interim financial statements in order to conform to the September 30, 2007 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2007.
Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2007 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Net income (loss)	$(2,966)	$91	$(4,107)	$194
Foreign currency translation adjustments	1	20	14	22

Total comprehensive income (loss)	$(2,965)	$111	$(4,093)	$216

2. Share-based Compensation
     At September 30, 2007 Rockford had four active share-based employee compensation plans, all authorizing only the grant of stock options. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to four years, and have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued.
     Effective January 1, 2006, Rockford adopted the fair value recognition provisions of Statement of Financial Accounting Standards
No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 and 2007 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value. The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model. As of September 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $0.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years. The weighted average fair value of 70,000 options granted during the nine months ended September 30, 2007 was $1.17 per share.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
     A summary of stock option activity within Rockford’s share-based compensation plans and changes for the nine months ended September 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2006	1,905,951	$4.13
Granted	70,000	2.45
Exercised	(5,000)	2.15
Terminated/expired	147,487	3.31

Outstanding at September 30, 2007	1,823,464	4.13	6.4 years	$—

Exercisable at September 30, 2007	1,297,489	$4.76	5.4 years	$—

     The intrinsic value of options exercised during the nine months ended September 30, 2007 was $2,000.
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
     In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of September 30, 2007, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.2 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of September 30, 2007. As a result of the October 2005 sale, Rockford has treated its Rockford Home Group operations as discontinued operations for all periods presented.
     The following represents the results of operation for the Rockford Home Group for the three and nine months ended September 30, 2006 and are reported on Rockford’s statement of operations as results from discontinued operations:

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2006
	(In thousands)	(In thousands)
Revenues	$16	$46
Cost of sales	63	201

Net loss	$(47)	$(155)

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2006	2007
	(In thousands)
Raw materials	$4,801	$4,027
Work-in-progress	563	545
Finished goods	14,248	10,779

	$19,612	$15,351

5. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator:
Income (loss) from continuing operations	$(2,919)	$91	$(3,952)	$194
Plus: Income impact of assumed conversion of convertible debt	—	—	—	—

Income (loss) from continuing operations available to shareholders	(2,919)	91	(3,952)	194
Loss from discontinued operations	(47)	—	(155)	—

Net income (loss) available to shareholders	$(2,966)	$91	$(4,107)	$194

Denominator:
Denominator for basic net income (loss) per share	9,388	9,401	9,386	9,400
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debt	—	—	—	—
Employee stock options	—	—	—	34
Warrants	—	—	—	—

Dilutive potential common shares	—	—	—	34

Denominator for diluted net income (loss) per share	9,388	9,401	9,386	9,434

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$(0.31)	$0.01	$(0.42)	$0.02

Diluted	$(0.31)	$0.01	$(0.42)	$0.02

Loss from discontinued operations
Basic	$(0.01)	$0.00	$(0.02)	$0.00

Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Net income (loss)
Basic	$(0.32)	$0.01	$(0.44)	$0.02

Diluted	$(0.32)	$0.01	$(0.44)	$0.02

     The effect of 193,740 and 200,625 employee stock options were not included in the diluted loss per share calculation for the three and nine month period ended September 30, 2006, as they were not dilutive given that they would have had the effect of reducing net loss per share if computed using the treasury stock method. As of September 30, 2007 Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. The noteholders may convert the notes into Rockford common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June, 2009. The conversion price is $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. Within the notice period as defined in the indenture from and after June 10, 2007, Rockford may, at its option redeem all or any part of the notes. The redemption value would be the principal amount plus accrued interest through the redemption date. The convertible senior subordinated secured notes were not included in the diluted income (loss) per share calculation for the three and nine month periods ended September 30, 2007 and 2006, as they were anti-dilutive.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Rockford excluded the warrants in the diluted income per share calculations because the exercise price of the warrants exceed the average market price of the stock.
6. Notes Payable and Long-Term Debt
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on March 7, 2007. This credit facility, as amended, has a 4-year term expiring on March 28, 2008, is collateralized by substantially all of Rockford’s assets, is a $20 million asset-based facility, and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. Rockford expects to amend and extend this credit facility during the fourth quarter of 2007. The balance on the facility and interest rate were $6.3 million and 8.75% per annum, respectively, at September 30, 2007. At September 30, 2007, Rockford was in compliance with all applicable covenants.
     The credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. Therefore the outstanding balance is classified as short term. Rockford expects to maintain the facility for its entire term.
     Rockford has outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $9.5 million face value are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The discount on the notes is being accreted ratably, over the term of the notes, to the $9.5 million amount due at maturity. Debt issuance costs were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,060,738 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets.
7. Disposal Of Assets
     Q-Logic. Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $750,000 of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable. The purchaser was current in payments on the note at September 30, 2007.
     Rockford Electronik Vertriebs GmbH (Rockford Europe). Rockford Europe is a wholly owned subsidiary of Rockford. As part of its strategic realignment, Rockford decided to dissolve Rockford Europe and manage its European business from the corporate office. In order to dissolve the entity, Germany requires a one year waiting period to allow third parties an opportunity to identify potential outstanding claims against Rockford Europe. As of September 30, 2007, Rockford received one claim that was not material. It has reached an agreement in principle to settle this claim. Rockford expects to finalize this settlement in the fourth quarter of 2007. As of September 30, 2007, Rockford had an unrealized accumulated translation gain related to Rockford Europe of approximately $0.4 million. If no additional claims are filed before December 29, 2007, the last date of the required waiting period, Rockford expects that the liquidation would become complete and that the remaining value of the accumulated translation gain would be reported as income in the fourth quarter. The actual amount of accumulated transaction gain that will be reported in the fourth quarter (if any) depends upon changes in currency rates during the fourth quarter and upon the final liquidation of Rockford Europe.

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
     During the second half of 2006, Rockford recorded a special charge of approximately $1.3 million. This charge was in connection with costs associated with headcount reductions of approximately 100 positions. These included manufacturing, engineering, sales and general administrative positions. Employees immediately affected were notified and began receiving related payments. Remaining employees were given notification of expected termination dates for their respective positions. Payments for these individuals commenced upon their departure.
     These charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by the quarter ending March 31, 2009. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2006, the changes in the nine month period ending September 30, 2007, and the outstanding liabilities at September 30, 2007 (in thousands):

		Nine months ended
		September 30, 2007
	Liability at				Liability at
	December 31,	Reserve		Adjustments	September	30,
	2006	Recorded	Payments	To Reserve	2007
Post Employment Costs:	$615	$1,174	$(998)	$(18)	$773
9. Income Taxes
     Rockford adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, Rockford reduced deferred tax assets by approximately $1.1 million. A corresponding adjustment of the same amount was made to decrease the valuation allowance against deferred tax assets. Taken together, the net effect of these adjustments resulted in no net impact to Rockford’s financial statements. Any future recognition of any amount of these assets would not favorably affect the effective income tax rate in future periods as long as the current practice of recording a full valuation allowance against the deferred tax assets is in place. If in future periods the practice of recording a full valuation allowance was discontinued, then recognition of any amount of these assets would favorably affect the effective income tax rate. For the nine month period ending September 30, 2007, there has been no change in the amount of the reduction of deferred tax assets or valuation allowance relating to these items. Rockford does not expect the amount of unrecognized tax benefits to increase or decrease significantly over the next twelve months.
     Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, Rockford does not have a liability for accrued interest and penalties due to federal and state net operating loss carryforwards that could be used if Rockford sustained an unfavorable adjustment as a result of a federal or state examination.
     The tax years 2003-2006 remain open to examination by the major federal and state taxing jurisdictions to which Rockford is subject.
10. Share Repurchase Program
     In September 2007, Rockford’s Board of Directors authorized a common share repurchase program that enables Rockford to purchase, in the open market and through negotiated transactions, up to 5%, or approximately 470,000 of its outstanding common shares. Rockford had not repurchased any shares under this program as of September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
     This discussion and analysis of financial condition and results of continuing operations should be read in conjunction with Rockford’s unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations included as part of Rockford’s Annual Report on Form 10-K for the year 2006, filed with the SEC on March 28, 2007.
Overview
     Rockford’s results for the first nine months of 2007 have reflected, and Rockford anticipates that its 2007 results will continue to reflect, the impact of the changes Rockford has made to improve distribution and outsource the majority of its manufacturing. Rockford also expects that 2007 results will benefit from a lower cost structure and will be free from the results and special charges related to its disposed businesses. Rockford’s focus during 2007 and 2008 will be on improved penetration of the mobile audio markets and continued improvement in operations, including the implementation of outsourcing for substantially all its remaining manufacturing.
     Rockford continues to expect a shift in its sales mix into different distribution channels. In periods before mid-2006 sales have generally grown in the OEM channels while they have declined in mobile audio aftermarket channels. Rockford experienced a decline in OEM sales late in 2006 and during the first nine months of 2007, due primarily to Nissan’s introduction of a new Sentra model that will have less Rockford content during its early years. Rockford expects the reduction in the Sentra’s Rockford content, and the resulting decline in OEM sales, will continue through most of 2007. The decline will be partially offset by higher OEM royalty revenue. In the mobile audio aftermarket during 2007, Rockford has also experienced softness in sales to its mass retail customers and engaged in end-of-life discounting on 2006 products. The market softness and end-of-life discounting masked some of the business improvements Rockford expected from its new 2007 products.
     Rockford is working to increase aftermarket mobile audio sales and believes its new 2007 products will contribute positively to these efforts. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. Rockford’s US retailers reported a difficult sales market in the 3rd quarter of 2007. Rockford is closely watching market conditions and intends to take appropriate action to minimize the impact of a soft retail market on its results.
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

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.6	66.4	70.7	68.6

Gross profit	28.4	33.6	29.3	31.4
Operating expenses:
Sales and marketing	17.0	16.6	16.3	14.6
General and administrative	19.8	10.9	13.7	12.0
Research and development	3.8	3.7	2.9	3.0

Total operating expenses	40.6	31.2	32.9	29.6

Operating income (loss)	(12.2)	2.4	(3.6)	1.8
Interest and other expense, net	1.6	1.8	1.2	1.5

Income (loss) from continuing operations before income tax	(13.8)	0.5	(4.8)	0.3
Income tax expense	—	—	—	—

Income (loss) from continuing operations	(13.8)	0.5	(4.8)	0.3
Loss discontinued operations	(0.2)	—	(0.2)	—

Net income (loss)	(14.0)%	0.5%	(5.0)%	0.3%

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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
	(In thousands)		(In thousands)
Region: (1)
United States	$17,319	$14,990	$69,362	$58,097
Other Americas	2,320	1,634	6,649	5,872
Europe	913	1,208	4,267	4,856
Asia	665	863	2,535	2,982

Total sales	$21,217	$18,695	$82,813	$71,807

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net Sales. Net sales decreased by $2.5 million, or 11.9%, to $18.7 million for the three months ended September 30, 2007, from $21.2 million for the three months ended September 30, 2006. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers. These reductions were partially offset by higher royalty revenue and lower net sales discounts. Royalty revenues fluctuate with consumer demand and automobile manufacturers production volumes, which can be volatile. Royalty revenue recorded was $2.0 million and $0.7 million for the three months ended September 30, 2007, and 2006 respectively.
     U.S. sales decreased by $2.3 million, or 13.4%, to $15.0 million for the three months ended September 30, 2007, from $17.3 million for the three months ended September 30, 2006. International sales decreased by $0.2 million, or 5%, to $3.7 million for the three months ended September 30, 2007, from $3.9 million for the three months ended September 30, 2006. The decrease in international sales was primarily due to higher levels of end of life inventory sold to Latin America in the same period of 2006. In addition, weakness in the U.S. dollar has had an unfavorable impact on Canadian sales.
     Gross Profit. Gross Profit increased by $0.3 million to $6.3 million for the three months ended September 30, 2007 from $6.0 million for the same period in 2006. As a percent of sales, gross profit increased to 33.6% for the three months ended September 30, 2007, from 28.4% for the three months ended September 30, 2006. The increase in gross profit as a percent of net sales is primarily due to higher royalty revenue, lower manufacturing variances and lower product costs. The increase was partially offset by lower sales.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.5 million, or 13.6%, to $3.1 million for the three months ended September 30, 2007 from $3.6 million for the three months ended September 30, 2006. As a percent of sales, sales and marketing expenses decreased to 16.6% for the three months ended September 30, 2007 from 17.0% for the three months ended September 30, 2006. The decrease was primarily due to reduced outbound freight resulting from lower sales, as well as reduced promotional activities.
     General and Administrative Expenses. General and administrative expenses decreased by $2.2 million or 51.4%, to $2.0 million for the three months ended September 30, 2007 from $4.2 million for the three months ended September 30, 2006. As a percent of sales, general and administrative expenses decreased to 10.9% for the three months ended September 30, 2007 from 19.8% for the three months ended September 30, 2006. The decrease in general and administrative expenses is primarily due to lower personnel related expenses, facilities costs and professional fees. General and administrative expenses for the three months ended September 30, 2006, also included severance costs of approximately $1.2 million.
     Research and Development Expenses. Research and development expenses decreased slightly to $0.7 million for the three months ended September 30, 2007, compared to $0.8 million for the same period in 2006. As a percent of sales, these expenses decreased to 3.7% for the three months ended September 30, 2007, from 3.8% for the three months ended September 30, 2006. The decrease in research and development expense as a percent of sales is primarily related to the costs associated with the launch of Rockford’s 2007 new products incurred during the three months ended September 30, 2006.
     Operating Income (loss). Operating income (loss) improved by $3.0 million, to a $0.4 million operating income for the three months ended September 30, 2007 from an operating loss of $2.6 million for the three months ended September 30, 2006. As a percent of sales, operating income was 2.4% for the three months ended September 30, 2007, compared to an operating loss of 12.2% for the three months ended September 30, 2006. The improvement in operating income (loss) is primarily due to lower operating expenses and higher gross margins, partially offset by lower net sales.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, remained flat at $0.3 million for the three months ended September 30, 2007 and 2006.
     Income Tax Expense. Income tax expense from continuing operations was zero expense for the three months ended September 30, 2007 and September 30, 2006. The effective income tax rates were 0.0% for each period. Rockford is not recording any tax expense on income in the third quarter of 2007 for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets, but has net operating loss carryforwards that are likely to offset virtually all current period income tax expense for an extended period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net Sales. Net sales decreased by $11.0 million, or 13.3%, to $71.8 million for the nine months ended September 30, 2007, from $82.8 million for the nine months ended September 30, 2006. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers and to the elimination of sales of Rockford’s Q-Logic enclosure product line which was sold on March 31, 2006. These reductions were partially offset by higher royalty revenue and lower product returns. Royalty revenues fluctuate with consumer demand and automobile manufacturers production schedules, which can be volatile. Royalty revenues for the nine month periods ending September 30, 2007, and 2006 were $4.8 million and $2.0 million respectively.
     U.S. sales decreased by $11.3 million, or 16.2%, to $58.1 million for the nine months ended September 30, 2007, from $69.4 million for the nine months ended September 30, 2006. International sales increased by $0.3 million, or 1.9%, to $13.7 million for the nine months ended September 30, 2007, from $13.5 million for the nine months ended September 30, 2006. The increase in international sales was primarily due to completion of the transition to a new distribution system in Europe and the launch of new 2007 Rockford Fosgate products, partly offset by the unfavorable impact on sales in Canada resulting from the weakness of the U.S. dollar in relation to the Canadian dollar.
     Gross Profit. Gross Profit decreased by $1.7 million to $22.6 million for the nine months ended September 30, 2007, compared to $24.2 million for the same period in 2006. As a percent of sales, gross profit increased to 31.4% for the nine months ended September 30, 2007, from 29.3% for the nine months ended September 30, 2006. The increase in gross profit as a percent of net sales is primarily due to higher royalty revenue, lower returns and a $0.6 million charge related to future obligations for Rockford’s vacated European warehouse facilities that was recorded in the nine month period ended September 30, 2006. These improvements were partially offset by lower sales and higher discounts offered on discontinued product lines.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $3.1 million, or 22.6%, to $10.5 million for the nine months ended September 30, 2007 from $13.5 million for the nine months ended September 30, 2006. As a percent of sales, sales and marketing expenses decreased to 14.6% for the nine months ended September 30, 2007 from 16.3% for the nine months ended September 30, 2006. The decrease was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales, as well as reduced promotional activities.
     General and Administrative Expenses. General and administrative expenses decreased by $2.7 million or 24.1%, to $8.6 million for the nine months ended September 30, 2007 from $11.4 million for the nine months ended September 30, 2006. As a percent of sales, general and administrative expenses decreased to 12.0% for the nine months ended September 30, 2007 from 13.7% for the nine months ended September 30, 2006. The decrease in general and administrative expenses is primarily due to lower personnel related expenses, facilities costs and professional fees and was partially offset by a special charge of approximately $1.1 million related to departing employees recorded in the first quarter of 2007. Most of this special charge arises from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO. General and administrative expenses for the nine month period ended September 30, 2006, also included severance costs of approximately $1.2 million.
     Research and Development Expenses. Research and development expenses decreased slightly to $2.2 million for the nine months ended September 30, 2007, as compared to $2.4 million for the nine months ended September 30, 2006. As a percent of sales, these expenses increased to 3.0% for the nine months ended September 30, 2007, from 2.9% for the nine months ended September 30, 2006. The increase in research and development expense as a percent of sales is primarily a result of lower net sales.
     Operating Income (loss). Operating income (loss) improved by $4.3 million, to $1.3 million operating income for the nine months ended September 30, 2007 from a $3.0 million operating loss for the nine months ended September 30, 2006. As a percent of sales, operating income was 1.8% for the nine months ended September 30, 2007, compared to an operating loss of 3.6% for the nine months ended September 30, 2006. This improvement in operating income (loss) is primarily due to lower operating expenses and higher gross margin as a percentage of net sales, partially offset by reduced sales.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, increased by $0.1 million or 12.0%, to $1.1 million for the nine months ended September 30, 2007 from $1.0 million for the nine months ended September 30, 2006. The increase is primarily attributable to higher interest expense in 2007 due to higher levels of borrowings and higher effective borrowing rates. These increases were partially offset by currency gains on revaluation of realized and unrealized foreign activity.

     Income Tax Expense. Income tax expense from continuing operations was zero expense for the nine months ended September 30, 2007 and September 30, 2006. The effective income tax rates were 0.0% for the six months ended September 30, 2007, and September 30, 2006. Rockford is not recording any tax expense (benefit) on income (losses) in the first nine months of 2007 and 2006 for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets, but has net operating loss carryforwards that are likely to offset virtually all current period income tax expense for an extended period.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow generated from operations was $5.0 million for the nine months ended September 30, 2007 compared to $4.2 million of cash flow used in operations for the nine months ended September 30, 2006. Decreases in inventory were the primary source of cash during the first nine months of 2007. Decreases in accounts payable and reductions in the bank line of credit were the primary uses of cash during the first nine months of 2007.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on March 7, 2007. This credit facility, as amended, has a 4-year term expiring on March 28, 2008, is collateralized by substantially all of Rockford’s assets, is a $20 million asset-based facility, and has a variable interest rate of LIBOR plus 500 basis points or Prime plus 100 basis points. Rockford expects to amend and extend this credit facility during the fourth quarter of 2007. The balance on the facility and interest rate were $6.3 million and 8.75% per annum, respectively, at September 30, 2007. At September 30, 2007, Rockford was in compliance with all applicable covenants.
     Rockford has outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares of common stock at $3.73 per share. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $9.5 million are allocated between the warrants and the notes based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The discount on the notes is being accreted ratably, over the term of the notes, to the $9.5 million amount due at maturity. Debt issuance costs were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,060,738 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders have a second priority lien on certain Rockford assets.
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
     If Rockford’s operations fail to improve it could be forced to seek to improve its liquidity. If it needs to improve liquidity but is not able to do so, Rockford may not be able to complete its plans to reduce its cash requirements and sustain the return to profitability achieved in the first nine months of 2007.
     Rockford had working capital of $17.9 million at September 30, 2007, compared to $16.5 million at December 31, 2006. The significant components of working capital at September 30, 2007 include:
•	Rockford had no cash and cash equivalents at September 30, 2007 and December 31, 2006. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $18.8 million at September 30, 2007 compared to $19.2 million at December 31, 2006. The decrease in accounts receivable balances is primarily due to the decrease in net sales in the third quarter of 2007 compared to the fourth quarter of 2006.

•	Rockford’s inventory position decreased from $19.6 million at the end of 2006 to $15.4 million at September 30, 2007. This inventory decrease was primarily due to improved inventory turns and the reduction of end of life inventory during the first nine months of 2007.

•	Accounts payable decreased $1.7 million, from $7.1 million at December 31, 2006 to $5.4 million at September 30, 2007. This decrease was primarily due to the reductions in inventory.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded as short term the $6.3 million and $10.4 million outstanding balance as at September 30, 2007 and December 31, 2006, respectively, on the Wachovia Capital credit facility. The credit facility matures on March 29, 2008.
     Investing activities generated $16,000 of cash for the nine months ended September 30, 2007 and $44,000 of cash for the nine months ended September 30, 2006. Capital expenditures, the primary use of cash from investing activities, were $0.4 million for the nine months ended September 30, 2007 versus $1.1 million for the nine months ended September 30, 2006. The source of cash from investing activities in the first nine months of 2006 was primarily proceeds from the sale of Rockford’s Q-Logic enclosure business. Rockford’s capital spending is primarily in tooling for specific product lines and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements.
     As of September 30, 2007, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at September 30, 2007. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
Critical Accounting Policies and Estimates
     Income Taxes. Rockford must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets. If recovery is not likely, Rockford must increase its provision, or decrease its benefit, by recording a valuation allowance against the deferred tax assets that Rockford estimates will not ultimately be recoverable. Based on Rockford’s review of its deferred tax assets at September 30, 2007, it determined that a valuation allowance in the amount of $20.7 million was required and has reserved against all of its deferred tax assets.
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
     FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Rockford is currently assessing the impact, if any, of FAS 157 on its consolidated financial statements.
     FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), allows for voluntary measurement of many financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 7, 2007. Rockford is currently assessing the impact, if any, of FAS 159 on its consolidated financial statements.

     Inflation
     Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2007 and 2008, if Rockford is not able to secure concessions from its suppliers. Rockford sources a significant and increasing portion of its products and parts from China and other Asian nations. Although most of its purchases from China and other Asian nations are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by changes in exchange rate policies and by changes in the exchange rate.

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
     The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and shareholders’ equity as expressed in U.S. dollars. Historically, Rockford’s exposure to currency exchange rate fluctuations were modest because it sold its products primarily in U.S. dollars and held only a small percentage of its assets outside the U.S. The conversion of European sales to a distribution system has reduced the amount of assets held outside the U.S.; however, Rockford continues to conduct a portion of its business in foreign currencies, including currencies in Canada and Europe.
     In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. Changes in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in exchange rates.
     At September 30, 2007, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
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
     Rockford is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. There was no change in internal control over financial reporting that occurred in the third quarter of 2007, and through the date of filing, that has materially affected, or is reasonably likely to materially affect, Rockford’s internal controls over financial reporting.
     Based on their review of Rockford’s disclosure controls and policies, Rockford’s PEO and PFO concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Rockford in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and included controls and procedures designed to ensure that information Rockford is required disclose in such reports is accumulated and communicated to management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosures.
Material Weaknesses of Disclosure Controls and Procedures
     None

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at September 30, 2007, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 28, 2007.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with Rockford’s registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(b) During the period from July 1, 2007, through September 30, 2007, Rockford filed the following reports on Form 8-K.
•	August 1, 2007 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the quarter ended June 30, 2007. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	September 7, 2007 Report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s stock repurchase program. This report furnished a copy of the press release under Item 9 of Form 8-K.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: October 30, 2007	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with Rockford’s registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.