Form 10-K
period 2007-12-31
ROCKFORD CORP
filed 2008-03-14
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 000-30138

ROCKFORD CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Arizona	86-0394353
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,249,008 computed by reference to the price at which registrant’s common stock last sold as of June 30, 2007.

There were 8,781,208 shares of registrant’s Common Stock issued and outstanding as of March 12, 2008.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders to be held on May 8, 2008, are incorporated by reference into Part III of this Form 10-K.

ROCKFORD CORPORATION
FORM 10-K
DECEMBER 31, 2007

The market value of Rockford’s voting stock held by non-affiliates shown on the cover page is based on:

•	Rockford’s estimate that the number of shares held by non-affiliates as of June 30, 2007, was approximately 5,212,344; and

•	$2.35 per share, the price at which Rockford’s shares were last sold as of June 30, 2007, as reported by The NASDAQ Stock Market. June 30, 2007, is the last business day of Rockford’s most recently completed second fiscal quarter.

Rockford’s calculation of the number of shares held by affiliates is a good faith estimate for this Annual Report. Shares held by affiliates include all shares beneficially owned by Rockford’s executive officers and directors. They also include shares held by any shareholder known to Rockford who beneficially owned more than 10% of Rockford’s shares as of June 30, 2007.

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

Rockford Business

Rockford designs, assembles, and distributes high performance mobile audio products. Rockford’s mobile audio products are sold to consumers who want to listen to powerful, high quality sound in their cars, trucks and boats. Rockford’s products include digital and analog amplifiers, subwoofers and speakers, accessories, signal processors, and speaker enclosures.

Rockford markets its products:

•	Primarily in the mobile audio aftermarket, where Rockford’s products replace or supplement a vehicle’s original audio system. In this market Rockford sells its products under the Rockford Fosgate and Lightning Audio brands; and

•	Secondarily as OEM mobile audio products, installed as original equipment in select vehicles. Rockford’s OEM products are offered primarily in various Nissan and Mitsubishi automobiles. Rockford’s OEM products are sold primarily under the Rockford Fosgate and Rockford Acoustic Design brands.

Rockford’s Brands

Rockford markets its products under the following primary brands:

•	Rockford Fosgate. Rockford offers distinctive product lines that produce powerful, high quality sound under the Rockford Fosgate brand. Rockford Fosgate mobile audio products are marketed under two primary product lines:

•	Punch Series — the line for the majority of Rockford’s amplifiers, subwoofers, speakers and enclosures; and

•	Power Series — the line for Rockford’s higher performing amplifiers, subwoofers, and speakers.

Rockford sells a full line of Rockford Fosgate mobile audio accessories under the Connecting Punch brand. Rockford also sells Rockford Fosgate products, or licenses its brand and technology, to Nissan and Mitsubishi for installation as part of OEM audio systems;

•	Rockford Acoustic Design. Rockford Acoustic Design is a premium brand, primarily for OEM products. Systems using this brand are currently offered in select Mitsubishi automobiles; and

•	Lightning Audio. Rockford sells amplifiers, subwoofers, speakers, and accessories under the Lightning Audio brand. Lightning Audio products are generally more moderately priced than Rockford Fosgate products.

In addition to these primary brands Rockford markets complementary products under a secondary brand, InstallEdge.com. Rockford uses the InstallEdge.com business-to business brand to offer installation-shop supplies to installation shops and audio product installers.

Rockford Strategy

Rockford’s goal is to sell some of the most recognized and respected high performance mobile audio products in the world. Key elements of Rockford’s strategy are to:

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

Rockford Products

Percent of Sales by Product Class

Rockford’s sales since 2005 were divided among Rockford’s principal product classes as shown in the following table:

	Year Ended December 31,
	2005	2006	2007

Product Class:
Amplifiers	43.8%	45.8%	42.2%
Speakers	35.4	34.9	36.2
Accessories	10.7	12.8	14.1
Others(1)	10.1	6.5	7.5

Total	100.0%	100.0%	100.0%

(1)	Includes source units, enclosures, signal processors, digital media products, and other products. No single product class in this group accounted for more than 10% of Rockford’s sales in any of these years.

Financial information about geographic segments may be found in the Notes to Consolidated Financial Statements of this Form 10-K.

Aftermarket Mobile Audio Products

Rockford offers high performance aftermarket mobile audio products consisting of the following primary types of products:

•	Amplifiers. Amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Amplifiers are essential for a high performance mobile audio system, particularly for consumers who desire strong bass (low frequency) performance;

•	Subwoofers and Speakers. Subwoofers and speakers accept a signal from a source unit or amplifier and translate it into sound. Subwoofers are speakers that are eight inches or greater in diameter and are designed to play bass frequencies. Speakers less than eight inches in diameter are not subwoofers and are designed to play higher frequencies. Aftermarket subwoofers and speakers provide dramatically improved sound quality compared to most OEM mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

•	Accessories. Accessories are the additional items required to install and use mobile audio products. Accessories include amplifier wiring kits, fuses, circuit breakers, interconnect cables, speaker cables, stiffening capacitors, battery clamps, connectors, adaptors, and carpet/fabric/surface applications. Accessories make Rockford’s products compatible with OEM components and improve the performance of a mobile audio system;

•	Signal Processors. Signal processors provide the ability to “tune” the sound of the audio system for better performance and also simplify the installation of aftermarket amplifiers and speakers in OEM systems; and

•	Enclosures. Enclosures are used to enhance the bass performance of subwoofers and to position speakers in locations that produce better sound.

Under the Rockford Fosgate brand Rockford currently offers the following products:

Amplifiers:
• Amplifiers under the Punch Series and Power Series lines, with rated power from 200 to 4,000 watts, and minimum advertised prices from $200 to $2,500. Rockford’s amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system;

• In the amplifier category Rockford has also introduced a Hybrid Technology 15,000-watt amplifier, the limited edition HT15kW, at a minimum advertised price of $25,000;

Subwoofers and Speakers:	• Subwoofers and speakers under Rockford’s Punch Series and Power Series lines, with minimum advertised prices from $60 to $1,800;

Accessories:	• Accessories under Rockford’s Connecting Punch brand, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors;

Signal Processors	• In the signal processor category Rockford offers its 3Sixty Interactive Signal Processors in two models at minimum advertised prices of $399 and $699; and

Enclosures:	• Subwoofer enclosures, including “loaded enclosures” that include a subwoofer and, in some cases, an amplifier, at minimum advertised prices from $149 to $399.

Under the Lightning Audio brand Rockford currently offers the following products:

Amplifiers:	• Amplifier models with rated power from 60 to 2,000 watts and minimum advertised prices from $100 to $1,000;

Subwoofers and Speakers:	• Subwoofers and speakers with minimum advertised prices from $30 to $600; and

Accessories:	• Accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits.

Under Rockford’s InstallEdge.com brand Rockford sells various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses.

OEM Products

Nissan North America offers Rockford Fosgate branded OEM systems in several Nissan vehicles and Mitsubishi Motors offers Rockford Fosgate and Rockford Acoustic Design branded OEM systems in several vehicles. Rockford may provide amplifiers, enclosures or speakers for certain of these vehicles as well as branding the source unit (radio/CD player) or the entire audio system under the Rockford Fosgate and Rockford Acoustic Design brand.

New Products

Rockford introduces new products and enhances its existing products on a regular basis. In 2007 Rockford introduced new lines of Rockford Fosgate amplifiers, updating both the Punch and Power series of product lines, and also introduced new subwoofers and speakers under the Rockford Fosgate Punch series.

Engineering And Product Development

Engineering and product development is a primary focus of Rockford’s business because of the demand by Rockford’s core consumers for high quality and powerful sounding products. Rockford focuses its engineering and development efforts primarily on enhancing current products and developing new products. Rockford’s engineering and development staff consists of engineers in research, development and sustaining groups, as well as other support staff, dedicated to the development of Rockford’s current products and of Rockford’s technology for future products.

Sales and Marketing

Rockford endeavors to have its brands project an image that appeals to consumers who appreciate high quality and value. Rockford’s primary sales and marketing activities are listed below:

•	Making regular calls to dealers and providing them with demonstration products, point-of-purchase displays and other marketing materials;

•	Training dealer sales and installation personnel. For 2007 and 2008 Rockford is re-emphasizing its “Rockford Technical Training Institute” training programs that are designed to enhance the ability of dealer personnel to design, sell and install superior audio systems using Rockford’s products;

•	Regular interaction with industry press editors who are often the opinion makers for salespeople at the retail level as well as end users;

•	Support for competitors in regional and national car audio shows and competitions;

•	Participation in professional and consumer trade shows;

•	Maintaining product and brand information for consumers and retailers on Rockford’s web sites; and

•	Initiating targeted advertising in periodicals read by potential consumers.

Rockford’s corporate web site, located at www.rockfordcorp.com, and its brand sites such as www.rockfordfosgate.com, www.lightningaudio.com, www.rockfordacousticdesign.com, and www.installedge.com offer consumers and retailers reliable and comprehensive information about product offerings and consumer services.

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

Some Rockford Fosgate sales representatives stock a small quantity of Rockford Fosgate products for resale to smaller dealers. These smaller dealers are generally located in rural areas, or otherwise have very small volume potential, so that it is not economical for Rockford to appoint them as direct retailers. They nevertheless provide a useful extension of Rockford’s distribution system into more remote regions. Rockford’s stocking representative program allows it to serve these smaller dealers efficiently. In addition, in a few instances where stocking representatives are not available, Rockford has also appointed independent distributors to sell Rockford Fosgate products to smaller dealers in a particular territory.

Rockford has converted the majority of the specialty retailer sales of Lightning Audio products in North America to an independent distribution model, appointing distributors who purchase Lightning Audio products and re-sell them to independent dealers in their territory. Rockford also continues to sell Lightning Audio products directly to larger national and regional dealers.

Rockford supports its North American independent sales representative firms, retailers and distributors using an internal staff of regional managers and sales support staff.

International Distribution.  Rockford currently sells its mobile audio products in over 50 countries outside the U.S. and Canada. In all countries outside of the U.S. and Canada Rockford uses independent distributors who purchase products from Rockford and resell them to retailers in their designated territories. The distributors assume inventory risk and take responsibility for warranty service in their territory. Rockford supports its international distributors using an in-house staff of international sales managers.

Competition

Rockford competes in the mobile audio market on the basis of sound quality, brand recognition, innovation and technology, reliability, breadth of product line, distribution capabilities and price. Some of Rockford’s competitors have greater financial, technical and other resources than Rockford. Some seek to offer higher perceived performance and others seek to offer lower prices on competing products. To remain competitive, Rockford believes it must regularly introduce new products, add performance features to existing products and limit increases in prices or even reduce prices.

Rockford competes in a crowded market with only limited barriers to entry. Its competitors include companies that span the gamut from integrated “full line” consumer electronics manufacturers to niche specialty companies focused solely on narrow segments of the mobile audio market. Rockford’s principal competitors are listed below:

•	Mobile Audio Amplifiers: Alpine, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;

•	Mobile Audio Subwoofers and Speakers: Alpine, Boston Acoustics, Infinity, JL Audio, Kenwood, Kicker, MTX, Pioneer and Sony;

•	Mobile Audio Accessories: Monster Cable, AAMP of America and Scoshe;

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

Sourcing and Manufacturing

Rockford has concluded that manufacturing is no longer a core part of its operations, that third party manufacturers are a more efficient source of manufacturing capacity, and that Rockford should focus its resources more directly on design, technology, and marketing. Rockford phased out internal manufacturing of subwoofers during 2007 and substantially reduced internal manufacturing of amplifiers. Rockford currently assembles amplifiers at Rockford’s facilities in Tempe, Arizona, but plans to complete the outsourcing of amplifier assembly during 2008.

Rockford believes that outsourcing production of its products to third party manufacturers will reduce overall product costs. The transition involves significant operational risks as Rockford ramps down internal production and ramps up external manufacturing. In 2007, Rockford purchased approximately $10.4 million and $5.7 million, respectively, of finished product from its two largest suppliers, Edge Global Holdings Limited and Sound Factor. These Asian-based companies manufactured some of Rockford’s speakers, subwoofers, amplifiers, and accessories.

When it outsources manufacturing to a third party manufacturer, Rockford provides specifications and cosmetic renderings for outsourced products and works with the manufacturer to develop products that meet Rockford’s requirements. Rockford generally owns all of the tooling and the manufacturer is obligated not to sell identical products to anyone other than Rockford.

Most of Rockford’s products use standard parts and components that can be purchased from multiple sources. In many instances, however, Rockford sources components or finished products from one or a small number of suppliers to leverage dollars and volumes. Rockford relied on two component suppliers, Kontion Manufacturing Services and Avnet, Inc., for purchases of approximately $8.3 million and $2.0 million, respectively, during 2007.

Rockford believes alternative sources are available for substantially all of Rockford’s inventory requirements, although changes in suppliers would take time and would involve significant transitional costs. Rockford believes that its sources and supplies of finished goods and components are adequate for its needs.

Intellectual Property

Rockford relies upon a combination of trade secret and trademark laws, non-disclosure agreements and patents to protect its proprietary rights. Rockford has registered its trademarks and trade names both in the U.S. and, where appropriate, internationally and is committed to maintaining and protecting them. Rockford believes its trademarks and trade names are material to its business and are well known among consumers in its principal markets. Rockford’s principal trademarks and trade names are:

• Rockford Fosgate®	• Lightning Audio®
• Rockford’s “Diamond R” logo®	• Strike®
• The Punch®	• Storm®
• Rockford Acoustic Designtm	• Bolt®
• 3Sixtytm

Significant Customers and Seasonality

Best Buy is a significant customer and accounted for 23.4%, 22.6% and 19.2% of Rockford’s sales for 2005, 2006 and 2007, respectively. Rockford products are currently sold in each of its more than 900 Best Buy and Future Shop stores in North America. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. Rockford anticipates that Best Buy will continue to account for a significant portion of its sales for the foreseeable future.

Nissan is also a significant customer, representing 13.7%, 14.9% and 7.5% of sales during 2005, 2006, and 2007 respectively. Rockford anticipates that Nissan will continue to be significant customer for the foreseeable future. Sales to Nissan declined in 2007 because 2005 and 2006 sales were higher than normal levels because Nissan included Rockford Fosgate systems in a higher than normal proportion of Sentra cars during the last year of the prior model generation’s life. Many of the Nissan vehicles in which Rockford Fosgate Systems are offered are truck based, so that the reductions in demand for trucks has also reduced sales to Nissan.

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

Product Support

To maintain and enhance its relationships with retailers, Rockford provides numerous support services, including product and installation training, sales training and technical and customer service support. Rockford’s “Rockford Technical Training Institute” training programs are designed to provide improved skills to dealer personnel and enhance their ability to design, sell and install superior audio systems using Rockford’s products. In addition, Rockford’s web site provides comprehensive information for dealers and distributors, including product schematics, ad layouts and logos.

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

Employees

At December 31, 2007, Rockford had approximately 162 full-time employees in various functions. This was a reduction of 94 full-time employees compared to December 31, 2006. In addition, Rockford uses temporary personnel as needed. Rockford has never had a work stoppage and none of its employees are unionized. Rockford believes its employee relations are good.

Environmental Compliance

Whenever possible, Rockford avoids using hazardous materials in its production processes. Two chemicals used in the basic electronic manufacturing processes, lacquer and flux, are listed as hazardous substances by the U.S. Environmental Protection Agency. Rockford uses them in limited quantities in its production facility, taking care to see that they are stored, used and disposed of in the proper manner. Rockford’s direct use of these materials was significantly lower in 2007 because of the planned outsourcing of manufacturing to third parties.

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

All of Rockford’s 2008 product offerings are compliant with the European Union’s directive on the restriction of hazardous substances (“RoHS”).

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

Rockford’s business is based primarily on the demand for aftermarket mobile audio products and on Rockford’s ability to deliver products that provide powerful, high quality sound. If Rockford fails to introduce new products, misinterprets consumer preferences or fails to respond to changes in the marketplace, consumer demand for its products could decrease and its brands’ images could suffer. In addition, Rockford’s competitors may introduce superior designs or business strategies, undermining Rockford’s distinctive image and its products’ desirability. If any of these events occur, they could cause Rockford’s sales to decline.

Aftermarket Mobile Audio Sales May Continue to Decline, Reducing the Potential Market Rockford is Seeking to Address

Aftermarket mobile audio sales have been soft over an extended period for many reasons, including the perceived difficulty of replacing newer OEM audio systems, the somewhat improved performance of OEM mobile audio systems and the availability of alternative audio products such as the iPod. Consumer spending for aftermarket mobile audio products is volatile and is affected by economic conditions such as:

•	General business conditions;

•	Employment levels, especially among Rockford’s core consumers (who tend to be less experienced workers and are particularly subject to layoff if employment levels decline);

•	Consumer confidence in future economic conditions;

•	Energy prices; and

•	Interest and tax rates.

The mobile audio aftermarket in the U.S. has suffered from a decline in overall sales since 2000, which has made it difficult for Rockford and for competitors to maintain sales. The efforts to maintain sales have eroded margins and led to greater competition to place inventory in dealers. The market for mobile audio products continues to be unpredictable and Rockford is not able to predict when or whether the decline in mobile aftermarket sales will end.

A decline in discretionary spending likely would reduce Rockford’s sales.

Because mobile audio sales are highly discretionary, a recession in the general economy or a general decline in consumer spending is likely to significantly reduce Rockford’s sales.

Rockford may lose market share and its brand image may erode as Rockford manages the distribution channels for its mobile audio products.

Rockford distributes Rockford’s products both through specialty distribution channels (including specialty dealers who sell only mobile audio products and audio/video retailers) and through “big box” national retailers, such as Best Buy and Wal-Mart. Rockford is seeking to increase distribution of Rockford’s products through each of these distribution channels. Rockford also sells its products or licenses its brand and technologies as standard or optional OEM systems in Nissan and Mitsubishi vehicle models and is working to expand its OEM sales. The distribution and marketing needs of these channels are sometimes in conflict so that, for example, Rockford’s efforts to increase “big box” sales of its products may reduce the perceived value of its products to specialty retailers.

Rockford’s distribution channels and strategies create significant risks that:

•	Rockford may alienate its specialty dealer base. Some specialty dealers or audio/video retailers may react to Rockford’s “big box” and OEM strategies by reducing their purchases or even replacing Rockford’s products with competing products; and

•	Rockford’s brand image may erode. Selling in “big box” and OEM markets may erode Rockford’s brand image, which could decrease Rockford’s product prices and profit margins.

Rockford’s inability to manage Rockford’s distribution channels in a way that mitigates these risks may reduce its sales and profitability.

Any decrease in demand for Rockford amplifiers or speakers could significantly decrease sales.

A significant portion of Rockford’s future revenue depends upon sales of Rockford’s amplifier and speaker products. These two product lines collectively accounted for approximately 78.5% of Rockford’s sales in 2007, 80.7% of Rockford’s sales in 2006 and 79.2% of Rockford’s sales in 2005. If sales of either of these two product types decline, results of operations could be adversely affected.

The loss of Best Buy or Nissan as a customer or significant reductions in their purchases of Rockford’s products would reduce sales.

Best Buy and Nissan are significant customers, with Best Buy accounting for 23.4%, 22.6% and 19.2% of Rockford’s sales in 2005, 2006 and 2007, respectively and Nissan accounting for 13.7%, 14.9% and 7.5% of Rockford sales in 2005, 2006 and 2007, respectively. Rockford anticipates that Best Buy and Nissan will continue to account for a significant portion of Rockford’s sales for the foreseeable future, but neither is obligated to any long-term purchases. Both have considerable discretion to reduce, change or terminate purchases of Rockford’s products. If Best Buy or Nissan significantly reduce or terminate their purchases of Rockford products Rockford’s sales and operations are likely to decline.

Rockford may lose sales and market share if it is unable to compete successfully against current and future competition, including products offered by aftermarket suppliers and by auto manufacturers.

Competition could result in reduced margins on Rockford’s products and loss of market share. Rockford’s primary markets are very competitive, with only limited barriers to entry and large numbers of competitors. Rockford’s principal mobile audio competitors include Alpine, Boston Acoustics, Infinity, JL Audio, Kenwood, Kicker, Monster Cable, MTX, Pioneer, Sony and Stinger.

Rockford also competes with automobile manufacturers who continue to integrate OEM audio systems with other electronic features in their vehicles and somewhat improve their sound quality. These changes increase the perceived difficulty of installing Rockford’s aftermarket products, reduce consumers’ perception of the need to improve their factory audio systems and have reduced demand for aftermarket mobile audio products. Rockford believes that the changes auto manufacturers have made in recent years have significantly reduced overall demand for aftermarket mobile audio systems.

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

Rockford’s OEM sales and royalty revenue depends on demand for the vehicles in which Rockford’s OEM systems are offered. A decline in demand for those automobiles is likely to reduce OEM sales and royalty revenue.

Rockford OEM systems are currently offered in select Nissan and Mitsubishi vehicles. In Nissan’s line, Rockford systems are offered in many of Nissan’s truck-based products, which have suffered declining sales because of increased gasoline prices and reduced consumer demand for large vehicles. A decline in demand for these vehicles would lead to a decline in Rockford’s OEM sales and royalty revenue.

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

Rockford’s results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. In some quarters, operating results may fall below expectations. Rockford’s operating results are difficult to forecast for many reasons, some of which are outside of Rockford’s control, including:

•	The level of product, price and dealer competition;

•	Size and timing of product orders and shipments, particularly by higher volume customers such as Best Buy, Wal-Mart, Nissan and Mitsubishi;

•	Rockford’s ability to develop new products and product enhancements that respond to changes in technology and consumer preferences while controlling costs;

•	Weather conditions, which affect consumers’ willingness to install products;

•	Capacity and supply constraints or difficulties; and

•	Timing of Rockford’s marketing programs and those of its competitors.

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

As at December 31, 2007, Rockford had $3.5 million in outstanding debt under its senior credit facility and $9.5 million of notes outstanding. Rockford is dependent on its senior credit facility and other financing given the working capital requirements of its business. If Rockford’s financial performance fails to improve, or if other developments make financing unavailable on an economic basis, Rockford might not be able to continue its operations as they are currently structured. A restructuring would likely have a significant negative impact on operations, financial performance, and stock price.

If Rockford fails to manage its inventory effectively, Rockford could incur additional costs or lose sales.

Rockford customers have many brands to choose from when they decide to order products. If Rockford cannot deliver products quickly and reliably, customers will order from a competitor. Rockford must stock enough inventory to fill orders promptly, which increases Rockford’s financing requirements and the risk of inventory obsolescence. Competition has forced Rockford to shorten its product life cycles and more rapidly introduce new and enhanced products, while simultaneously sourcing more product overseas and carrying larger inventories. There is a significant risk that Rockford’s inventory could become obsolete or that changes in demand could cause Rockford to hold excess inventory.

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

International customers accounted for 19.1% of Rockford’s sales in 2007. For sales outside the U.S. and Canada Rockford relies on distributors, each of whom is responsible for one or more countries. Each distributor purchases and resells Rockford’s products in its territories. When Rockford has disputes with a distributor, or changes its relationship with a distributor, it may disrupt the market for Rockford’s products in that country and reduce sales. If Rockford changes a relationship with a distributor, Rockford may repurchase that distributor’s inventory, which would also reduce Rockford’s sales.

Currency fluctuations may reduce the profitability of Rockford’s foreign sales.

In some cases, Rockford sells to Canadian dealers and distributors in Canadian dollars. In other international markets, although Rockford prices its products in dollars, currency fluctuations may make Rockford’s products more expensive in local currency terms. Rockford does not trade in derivatives or other financial instruments to reduce currency risks. In some instances this will subject Rockford’s earnings to fluctuations because Rockford is not protected against substantial currency fluctuations and its distributors may reduce product purchases because of currency fluctuations.

Currency fluctuations may increase the cost of Rockford’s products.

In recent years, Rockford has sourced an increasing percentage of its finished goods, and parts for its products, from outside the United States. Most of these finished goods, raw materials and parts are sourced in the Far East, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs.

If Rockford’s supplies of finished goods or components are interrupted, it may be unable to deliver its products to its customers.

Rockford has transitioned most of its products to outsourced manufacturing, generally in Asia. Rockford’s supply chain is also increasingly dependent on suppliers who are globally sourced. The supply process does not provide a backlog of finished goods, components or materials to satisfy short lead-time orders, to compensate for potential halts in supply or to replace products or components that are not available due to supplier issues or that do not conform to quality standards.

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

Rockford depends on a few suppliers for a large portion of its products. Interruptions in their ability or willingness to deliver products would reduce sales and damage customer relationships.

Rockford relied on Edge Global Holdings, Kontion Manufacturing, and Sound Factor for approximately 24.6%, 19.6%, and 13.5% respectively, of its inventory purchases during 2007. If any significant supplier refuses or is unable to supply finished goods or components to Rockford, it would require substantial time to identify an alternative supplier and could create a shortage of finished goods and electronic components and parts. Such a shortage would reduce sales and damage customer relationships.

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

Rockford’s future success may depend, in part, on Rockford’s intellectual property. Rockford seeks to protect its intellectual property rights, but its actions may not adequately protect the rights covered by patents, patent applications, trademarks and other proprietary rights. Prosecution of Rockford’s claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect Rockford’s proprietary rights as do the laws of the U.S. Despite Rockford’s efforts to protect its proprietary information, third parties may obtain, disclose or use proprietary information without authorization, which could adversely affect Rockford’s business.

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

Rockford could suffer from internal control deficiencies.

Rockford is a small company and is dependent upon a small number of officers and staff. If it suffers turnover of key employees or is otherwise unable to maintain its internal controls, Rockford may not be able to comply with its reporting obligations and its inability could reduce the market price of its stock.

Rockford’s executive officers and directors retain substantial control of Rockford, which may limit the liquidity and market price of its common stock.

Rockford’s officers and directors, and various shareholders affiliated with or related to two of Rockford’s directors, Nicholas G. Bartol and Timothy C. Bartol, collectively held approximately 34% of Rockford’s outstanding shares at March 12, 2008. These shareholders, if they act together, are able as a practical matter to control the outcome of matters submitted for shareholder action, including the election of a majority of Rockford’s board of directors and the approval of significant corporate transactions. Consequently, these shareholders effectively control Rockford’s management and affairs, which may limit the liquidity of its shares, discourage acquisition bids for Rockford and limit the price some investors will be willing to pay for Rockford’s shares.

Virtually all of Rockford’s shares are available for resale without significant restrictions. Their sale or potential sale may reduce Rockford’s stock price.

Virtually all of Rockford’s outstanding shares are available for resale under applicable securities laws. The market price of Rockford’s common stock could decline as a result of sales of a large number of shares in the market or the perception that those sales could occur.

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

The following table contains information about Rockford’s facilities as at December 31, 2007, all of which are leased. Rockford believes these properties are adequate for its business and operations.

		Approximate
Function	Location	Square Footage	Lease Expiration

Corporate headquarters and research and development	Tempe, Arizona	30,000	September 30, 2009
Training	Tempe, Arizona	10,000	September 30, 2010
Manufacturing and purchasing	Tempe, Arizona	22,000	December 31, 2008
Warehousing, sales and customer service	Tempe, Arizona	25,000	December 31, 2008
Warehousing	Gilbert, Arizona	91,000	March 31, 2009
Warehousing	Grand Rapids, Michigan	83,000	June 30, 2009

Total		261,000

Item 3.	Legal Proceedings

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

Under the Agreement, Rockford agreed to pay Mr. Fiori gross payments totaling $1,613,000, as follows:

•	$750,000 was paid in February 2007, $225,500 was paid on August 1, 2007, and $212,500 was paid on February 1, 2008; and

•	$212,500 each will be paid on August 1, and December 1, 2008.

In the agreement Rockford also agreed to cease producing products using its proprietary TOPAZ technology as of December 31, 2007, and Rockford has done so as of that date. Rockford did not incur material costs, other than the product development costs it already expected to incur to replace the remaining products that used the technology, to make the changes required to comply with this agreement.

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

During 2007, Rockford continued to pursue collection of a judgment against its former distributor for Central and South America arising from a balance owed to Rockford and the distributor’s claims that Rockford improperly terminated its distribution rights. The former distributor had undertaken legal actions in Panama that interfered with the ability of Rockford’s new distributor for Central and South America to develop and service those markets. This interference was one of the causes of a decline in Rockford’s sales in this territory in prior years. Rockford has initiated efforts to collect its U.S. judgment through proceedings in the U.S. and Panama. Rockford is unable to determine at this time when, or the extent to which, its efforts to collect on the judgment will be successful.

Rockford is and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2007, Rockford was not a party to any legal proceedings that it believes are likely to have a material effect on its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

Rockford common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of its initial public offering. Prior to that time, there was no public market for its common stock. The following table sets forth the range of high and low sales prices for Rockford’s common stock for the periods indicated:

	High	Low

For the quarter ended:
December 31, 2007	$2.19	$1.57
September 30, 2007	$2.38	$1.59
June 30, 2007	$2.88	$1.84
March 31, 2007	$2.85	$2.17
December 31, 2006	$3.50	$1.48
September 30, 2006	$4.19	$3.20
June 30, 2006	$4.19	$3.21
March 31, 2006	$4.20	$2.86

As at March 12, 2008, there were approximately 110 holders of record of Rockford’s common stock.

Rockford has never declared or paid any cash dividends on its common stock. Rockford currently intends to retain its earnings, if any, to finance its operations and, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future. Rockford’s current credit agreement prohibits the payment of cash dividends and permits stock purchases up to $1.5 million. Rockford used $0.9 million of this purchase authority through December 31, 2007, for purchases under Rockford’s stock repurchase program.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,697,464	$4.14	91,600
Equity compensation plans not approved by security holders	59,073	3.73	—

	1,756,537	$4.13	91,600

Issuer Purchases of Equity Securities

				Maximum Number
				of Shares
			Total Number of	That May Yet
			Shares Purchased as Part of	be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the Plans
Period	Shares Purchased	per Share	Plans or Programs*	or Programs

October 2007	50,000	$2.06	50,000	420,000
November 2007	399,700	1.99	399,700	20,300
December 2007	—	—	—	20,300

Total	449,700	$2.00	449,700

Rockford has two publicly announced share repurchase programs. The first was announced on September 6, 2007, and is for up to 5% (or 470,000) of Rockford’s common shares. All 449,700 shares purchased in the fourth quarter of 2007 were purchased under this first program and 20,300 shares remain authorized for repurchase under this program. The second share repurchase program was announced on February 21, 2008 and is for up to an additional 5% (or 450,000) of Rockford’s common shares. These programs do not have a specified expiration date, but may be suspended or terminated at any time.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the five years ended December 31, 2007 derived from Rockford’s audited consolidated financial statements.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)

Consolidated Statements of Operations:
Net sales	$157,728	$160,857	$135,682	$102,776	$88,745
Cost of goods sold	109,446	129,092	96,231	73,919	59,868

Gross profit	48,282	31,765	39,451	28,857	28,877
Operating expenses:
Sales and marketing	28,823	27,461	22,845	16,772	13,273
General and administrative	17,470	25,782	13,913	16,753	11,215
Research and development	7,149	6,415	2,823	3,218	2,817

Total operating expenses	53,442	59,658	39,581	36,743	27,305

Operating income (loss)	(5,160)	(27,893)	(130)	(7,886)	1,572
Interest and other expense, net	252	2,826	2,593	1,243	886

Income (loss) from continuing operations before income taxes	(5,412)	(30,719)	(2,723)	(9,129)	686
Income tax expense (benefit)	(2,483)	4,597	—	(437)	—

Income (loss) from continuing operations	(2,929)	(35,316)	(2,723)	(8,692)	686

Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	—	(70)	(1,019)	—	—
Loss from discontinued operations, net of taxes	(2,735)	(3,469)	(345)	(155)	—

Total loss from discontinued operations	(2,735)	(3,539)	(1,364)	(155)	—

Net income (loss)	$(5,664)	$(38,855)	$(4,087)	$(8,847)	$686

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$(0.33)	$(3.90)	$(0.29)	$(0.92)	$0.07

Diluted	$(0.33)	$(3.90)	$(0.29)	$(0.92)	$0.07

Loss from discontinued operations
Basic	$(0.31)	$(0.39)	$(0.15)	$(0.02)	$0.00

Diluted	$(0.31)	$(0.39)	$(0.15)	$(0.02)	$0.00

Net income (loss):
Basic	$(0.64)	$(4.29)	$(0.44)	$(0.94)	$0.07

Diluted	$(0.64)	$(4.29)	$(0.44)	$(0.94)	$0.07

Weighted average shares:
Basic	8,866	9,066	9,258	9,388	9,325

Diluted	8,866	9,066	9,258	9,388	9,342

Consolidated Balance Sheet Data:
Working capital	$38,138	$25,776	$23,217	$16,479	$17,110
Total assets	112,083	80,353	52,298	44,555	34,012
Current portion of long-term debt and capital lease obligations	24,382	18,204	6,109	11,402	4,235
Long-term debt and capital lease obligations	—	11,937	9,187	9,937	9,715
Total liabilities	48,393	57,768	33,667	34,310	24,066
Shareholders’ equity	63,207	22,585	18,631	10,245	9,946

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

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

Results of Operations

Overview

Rockford is now focused almost entirely on its core mobile audio business. During 2008 and 2009 Rockford expects to work on improving penetration of the mobile audio markets and continuously improving its core operations.

Most of Rockford’s products are now outsourced, with only limited internal assembly of amplifiers remaining as of the first quarter of 2008. Rockford expects to complete the outsourcing of amplifier assembly in 2008, allowing the removal late in the year and in 2009 of another layer of overhead in its manufacturing operations. With the completion of its outsourcing projects, and assuming only moderate changes in exchange rates and international trading conditions, Rockford anticipates that its 2008 and 2009 results will reflect a further reduction in its cost structure.

Rockford’s sales are now focused on the mass retail, independent specialist, international distribution and OEM channels. In 2007 Rockford’s aftermarket mobile audio sales were down, with decreases in both the mass retail and independent specialist channels, partly offset by an increase in international sales. The mobile audio aftermarket in the U.S. was down significantly, creating an environment in which competitors in the aftermarket channels continued aggressive pricing and promotional activity and in which Rockford’s sales decreased.

Rockford is working to increase aftermarket sales and believes its new 2007 products perform better than the products Rockford had previously offered. Their improved performance has contributed positively to Rockford’s sales efforts as dealers have found their installation to be easier and their operation to be more powerful and more reliable. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. If consumer spending as a whole decreases more significantly, Rockford expects the mobile audio aftermarket would also decline significantly and Rockford would be likely to suffer a decrease in its aftermarket sales.

In 2007 Rockford experienced a decline in OEM sales, due primarily to Nissan’s introduction of a new Sentra model that had less Rockford content. If decreases in consumer spending significantly reduce Nissan and Mitsubishi vehicle sales, or if other changes in demand reduce sales of the particular vehicles in which Rockford’s systems are offered, OEM sales may decline further.

The following table shows, for the years indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Year Ended December 31
	2005	2006	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.9	71.9	67.5

Gross profit	29.1	28.1	32.5
Operating expenses:
Sales and marketing	16.8	16.3	15.0
General and administrative	10.3	16.3	12.6
Research and development	2.1	3.2	3.2

Total operating expenses	29.2	35.8	30.8

Operating income (loss)	(0.1)	(7.7)	1.8
Interest and other expense, net	1.9	1.2	1.0

Income (loss) from continuing operations before income taxes	(2.0)	(8.9)	0.8
Income tax expense (benefit)	—	(0.4)	—

Income (loss) from continuing operations	(2.0)	(8.5)	0.8
Discontinued operations:
Loss from disposal of discontinued operations	(0.7)	—	—
Loss from discontinued operations	(0.3)	(0.1)	—

Total loss from discontinued operations	(1.0)	(0.1)	—

Net income (loss)	(3.0)%	(8.6)%	0.8%

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

Geographic Distribution of Sales

Rockford’s sales to external customers by geographic region were as follows:

	Year Ended December 31,
Region(1)	2005	2006	2007	2007
	(In thousands, excluding % column)

United States	$112,657	$86,017	$71,771	80.9%
Other Americas	9,438	8,007	7,193	8.1%
Europe	9,042	5,316	6,069	6.8%
Asia	4,545	3,436	3,712	4.2%

Total sales	$135,682	$102,776	$88,745	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of Rockford’s sales.

In the following discussion, certain increases or decreases may differ due to rounding.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales.  Net sales decreased by $14.0 million, or 13.7%, to $88.7 million for 2007, from $102.8 million for 2006. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers and to the elimination of sales of Rockford’s Q-Logic enclosure product line which was sold on March 31, 2006. These reductions were partially offset by higher OEM royalty revenue and lower product returns. Royalty revenues fluctuate with consumer demand and automobile manufacturers production schedules, which can be volatile. OEM royalty revenues for 2007 and 2006 were $6.3 million and $2.6 million respectively.

U.S. sales decreased by $14.2 million, or 16.6%, to $71.8 million for 2007, from $86.0 million for 2006. International sales increased by $0.2 million, or 1.3%, to $17.0 million for 2007, from $16.8 million for 2006. The increase in international sales was primarily due to completion of the transition to a new distribution system in Europe and the launch of new 2007 Rockford Fosgate products, partly offset by the unfavorable impact on sales in Canada resulting from the weakness of the U.S. dollar in relation to the Canadian dollar.

Gross Profit.  Gross profit remained flat at $28.9 million for both 2007 and 2006. As a percent of sales, gross profit increased to 32.5% for 2007, from 28.1% for 2006. The increase in gross profit as a percent of sales is primarily due to higher royalty revenue, lower returns and a $0.7 million charge related to future obligations for Rockford’s vacated European warehouse facilities that was recorded in 2006. These improvements were partially offset by higher discounts offered on discontinued product lines.

Sales and Marketing Expenses.  Sales and marketing expenses decreased by $3.5 million, or 20.1%, to $13.3 million for 2007 from $16.8 million for 2006. As a percent of sales, sales and marketing expenses decreased to 15.0% for 2007 from 16.3% for 2006. The decrease was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales, as well as reduced promotional activities.

General and Administrative Expenses.  General and administrative expenses decreased by $5.5 million or 33.1%, to $11.2 million for 2007 from $16.8 million for 2006. As a percent of sales, general and administrative expenses decreased to 12.6% for 2007 from 16.3% for 2006. The decrease in general and administrative expenses is primarily due to lower personnel related expenses, facilities costs and professional fees and was partially offset by a special charge of approximately $1.1 million related to departing employees recorded in the first quarter of 2007. Most of this special charge arose from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO. General and administrative expenses for 2006 also included a legal settlement charge of approximately $1.5 million to resolve the Fiori litigation that is discussed in Item 3 of this Annual Report and restructuring charges of approximately $1.3 million related to severance costs.

Research and Development Expenses.  Research and development expenses decreased by $0.4 million, or 12.5%, to $2.8 million for 2007, as compared to $3.2 million for 2006. As a percent of sales, these expenses remained flat at 3.2% for both 2007 and 2006. The decrease in research and development expense is primarily related to costs incurred in 2006 associated with the launch of Rockford’s new products in 2007.

Operating Income (Loss).  Operating income (loss) improved by $9.5 million, to $1.6 million operating income for 2007 from a $7.9 million operating loss for 2006. As a percent of sales, operating income was 1.8% for 2007, compared to an operating loss of 7.7% for 2006. This improvement in operating income (loss) is primarily due to lower operating expenses and higher gross margin as a percentage of net sales.

Interest and Other Expense, Net.  Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.4 million or 28.7%, to $0.9 million for 2007 from $1.2 million for 2006. The decrease is primarily attributable to a fourth quarter 2007 currency gain of approximately $418,000 resulting from the recognition of Rockford’s previously unrealized cumulative transaction gains. Recognition was triggered by the dissolution of Rockford’s European subsidiary.

Income Tax Expense (Benefit).  Income tax expense from continuing operations was zero expense for 2007 and an income tax benefit from continuing operations of $0.4 million for 2006. The effective income tax rates were 0.0% for 2007, and 4.9% for 2006. Rockford is not recording any tax expense (benefit) on income (losses) in 2007 and 2006 for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets, which include net operating loss carryforwards. These loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management believes that some portion of the reserved deferred tax asset become more likely than not recoverable.

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

Research and Development Expenses.  Research and development expenses increased by $0.4 million, or 14.0%, to $3.2 million for 2006 from $2.8 million for 2005. As a percent of sales, these expenses increased to 3.2% for 2006, from 2.1% for 2005. The increase is primarily due to spending on the increased quantity of new product introductions planned for 2007.

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

Income Tax Expense (Benefit).  The income tax benefit from continuing operations was $0.4 million for 2006 and zero for 2005. The effective income tax rates were 4.9% for 2006 and 0.0% for 2005. Tax losses in 2006 were not benefited for financial reporting purposes. For 2005 and 2006 Rockford maintained a valuation allowance reserve against all of its net deferred tax assets.

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

The following tables show selected consolidated quarterly statements of operations data derived from Rockford’s unaudited consolidated financial statements for each of the eight quarters ended December 31, 2007. These unaudited financial results were prepared on a basis consistent with the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for those periods. The results of operations for any quarter are not necessarily indicative of the results for any future period.

Consolidated Statement of Operations Data

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands, except per share data)

Net sales	$29,928	$31,668	$21,217	$19,963	$26,372	$26,740	$18,695	$16,938
Gross profit	7,858	10,373	6,016	4,610	7,880	8,398	6,278	6,321
Income (loss) from continuing operations	(2,059)	1,026	(2,919)	(4,740)	(867)	970	91	492
Income (loss) from discontinued operations	6	(114)	(47)	—	—	—	—	—
Net income (loss)	$(2,053)	$912	$(2,966)	$(4,740)	$(867)	$970	$91	$492

Net income (loss) per common share(1)
Basic	$(0.22)	$0.09	$(0.32)	$(0.50)	$(0.09)	$0.10	$0.01	$0.05

Diluted	$(0.22)	$0.09	$(0.32)	$(0.50)	$(0.09)	$0.10	$0.01	$0.05

(1)	The sum of quarterly net income (loss) per common share does not equal annual net income (loss) per common share due to changes in the weighted average number of common shares outstanding.

Liquidity and Capital Resources

Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow generated from operations was $8.9 million for 2007 compared to $4.1 million of cash flow used in operations for 2006. Decreases in inventory were the primary source of cash during 2007. Decreases in accounts payable and reductions in the bank line of credit were the primary uses of cash during 2007.

Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on November 28, 2007. This credit facility, as amended, expires on March 24, 2011, is collateralized by substantially all of Rockford’s assets, is a $20 million asset-based facility, and has a variable interest rate of LIBOR plus 200 basis points or Prime. The balance on the facility and interest rate were $3.5 million and 7.25% per annum, respectively, at December 31, 2007. At December 31, 2007, Rockford was in compliance with all applicable covenants.

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

Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2008 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford does not expect asset sales will be a significant source of cash in 2008 or 2009.

At the redemption date for the outstanding notes on June 10, 2009, and assuming the noteholders do not convert the notes into shares, Rockford will be required to pay $9.5 million to redeem the notes. Based on its current cash-flow forecasts Rockford anticipates that it will have available borrowings under its credit facility to complete this redemption. This availability could be impacted by adverse economic events and, if it is, Rockford may need to secure additional borrowings or equity to fund the required redemption.

Rockford had working capital of $17.1 million at December 31, 2007, compared to $16.5 million at December 31, 2006. The significant components of working capital at December 31, 2007 include:

•	Rockford had no cash and cash equivalents at December 31, 2007 and December 31, 2006. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $15.9 million at December 31, 2007 compared to $19.2 million at December 31, 2006. The decrease in accounts receivable balances is primarily due to the decrease in net sales in 2007 compared to 2006.

•	Rockford’s inventory position decreased from $19.6 million at the end of 2006 to $14.4 million at December 31, 2007. This inventory decrease was primarily due to the initial phases of outsourcing manufacturing, improved inventory turns and the reduction of end of life inventory during 2007.

•	Accounts payable decreased $1.3 million, from $7.1 million at December 31, 2006 to $5.8 million at December 31, 2007. This decrease was primarily due to lower purchase requirements resulting from lower sales.

The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded as short term the $3.5 million and $10.4 million outstanding balance as at December 31, 2007 and December 31, 2006, respectively, on the Wachovia Capital credit facility. The credit facility matures on March 29, 2011, and Rockford expects to maintain the credit facility for its entire term.

Investing activities used cash of $0.4 million for 2007 and used cash of $0.2 million for 2006. Capital expenditures, the primary use of cash from investing activities, were $1.0 million for 2007 versus $1.5 million for 2006. The primary source of cash from investing activities in 2006 and 2007 was primarily proceeds from the sale of Rockford’s Q-Logic enclosure business and collections on the long term note receivable related to this sale.

Rockford’s capital spending is primarily in tooling for specific product lines and computer hardware and software to support operations. Rockford does not anticipate significant changes in its capital spending requirements in 2008 or 2009.

Off Balance Sheet Arrangements

Rockford does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIEs), which would be established for the purpose of facilitating off-balance sheet arrangements. As of December 31, 2007, Rockford did not have any unconsolidated VIE’s.

Rockford did not have any material outstanding noncancelable purchase obligations at December 31, 2007. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.

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

In addition, Rockford earns royalties by licensing its brand names and know-how to its customers for use in their products. Royalty revenue is recognized as the customer produces products utilizing Rockford’s brand names and know-how based upon the terms of the agreement and the production information provided by the licensee. The royalties are included in net sales on the consolidated statement of operations.

Allowance for Doubtful Accounts.  Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. The assessment of customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history. Rockford assesses the reserve required through an account review process. Rockford further evaluates the results based upon comparisons of ending allowance balances to historical experience based on actual write-off history.

Inventory.  Rockford carries inventory at the lower of cost or market, computed using the weighted average method. For purposes of the lower of cost or market calculations, Rockford writes down obsolete or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Rockford reviews information such as quantity on hand, forecasted use, and inventory age to assist in this assessment.

Warranty.  Rockford maintains a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet its standard warranty against defects in material and workmanship. The estimate is based upon a trend analysis of historical costs and the number of units expected to be subject to warranty using historical estimated of number of units likely to be returned.

Income taxes.  Rockford must make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets and establish a valuation allowance for the portion of its deferred tax assets that it does not believe are more likely than not recoverable. Based on Rockford’s review of its net deferred tax assets at December 31, 2007, it determined that a full valuation allowance was required.

Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Adoption had no net impact given that the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and related valuation allowance. The future recognition of the $1.1 million would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance could favorably affect the effective income tax rate.

Inflation.  Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s results in 2008, if Rockford is not able to secure concessions from its suppliers.

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

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Rockford engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. Rockford is still assessing the impact of this standard on its future consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rockford Corporation

We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries (collectively the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006, which changed its method of accounting for share-based payments.

/s/ Ernst & Young LLP

March 12, 2008
Phoenix, Arizona

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $1,267 and $929 at December 31, 2006 and 2007, respectively	19,242	15,885
Inventories	19,612	14,352
Prepaid expenses and other	1,998	1,224

Total current assets	40,852	31,461
Property and equipment, net	2,487	1,905
Other assets	1,216	646

Total assets	$44,555	$34,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,094	$5,794
Accrued salaries and incentives	1,485	1,415
Accrued warranty and returns	2,199	1,267
Other accrued expenses	2,193	1,640
Current portion of capital leases and other long-term liabilities	1,002	760
Asset-based credit facility	10,400	3,475

Total current liabilities	24,373	14,351
Notes payable, less unaccreted discount of $222 and $130 at December 31, 2006 and 2007, respectively	9,278	9,582
Long-term portion of capital lease and other long-term liabilities	659	133

Total liabilities	34,310	24,066
Commitments an Contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value. Authorized shares — 40,000,000 Issued shares — 9,390,970 and 9,395,720 shares at December 31, 2006 and 2007, respectively	94	94
Additional paid-in capital	37,995	38,319
Accumulated deficit	(28,255)	(27,569)
Accumulated other comprehensive income	411	—
Less: Treasury stock, at cost (449,700 shares at December 31, 2007)	—	(898)

Total shareholders’ equity	10,245	9,946

Total liabilities and shareholders’ equity	$44,555	$34,012

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007

Net sales	$135,682	$102,776	$88,745
Cost of goods sold	96,231	73,919	59,868

Gross profit	39,451	28,857	28,877
Operating expenses:
Sales and marketing	22,845	16,772	13,273
General and administrative	13,913	16,753	11,215
Research and development	2,823	3,218	2,817

Total operating expenses	39,581	36,743	27,305

Operating income (loss)	(130)	(7,886)	1,572
Interest expense	2,009	1,366	1,423
Other expense (income)	584	(123)	(537)

Income (loss) from continuing operations before income taxes	(2,723)	(9,129)	686
Income tax benefit	—	(437)	—

Income (loss) from continuing operations	(2,723)	(8,692)	686
Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	(1,019)	—	—
Loss from discontinued operations, net of taxes	(345)	(155)	—

Total loss from discontinued operations	(1,364)	(155)	—

Net income (loss)	$(4,087)	$(8,847)	$686

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$(0.29)	$(0.92)	$0.07

Diluted	$(0.29)	$(0.92)	$0.07

Loss from discontinued operations
Basic	$(0.15)	$(0.02)	$0.00

Diluted	$(0.15)	$(0.02)	$0.00

Net income (loss)
Basic	$(0.44)	$(0.94)	$0.07

Diluted	$(0.44)	$(0.94)	$0.07

Weighted average shares:
Basic	9,258	9,388	9,325

Diluted	9,258	9,388	9,342

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income	Number	Amount	Total

Balance at December 31, 2004	9,205	$92	$37,329	$(15,321)	$485	—	$—	$22,585
Currency translation	—	—	—	—	(88)	—	—	(88)
Net loss	—	—	—	(4,087)	—	—	—	(4,087)

Comprehensive loss	—	—	—	—	—	—	—	(4,175)
Exercise of stock options, including tax benefit of $0	116	1	246	—	—	—	—	247
Issuance of shares for employee stock purchase plan	63	1	121	—	—	—	—	122
Repurchase of warrants issued with convertible notes	—	—	(148)	—	—	—	—	(148)

Balance at December 31, 2005	9,384	94	37,548	(19,408)	397	—	—	18,631
Currency translation	—	—	—	—	14	—	—	14
Net loss	—	—	—	(8,847)	—	—	—	(8,847)

Comprehensive loss	—	—	—	—	—	—	—	(8,833)
Exercise of stock options, including tax benefit of $0	7	—	16	—	—	—	—	16
Share-based compensation	—	—	431	—	—	—	—	431

Balance at December 31, 2006	9,391	94	37,995	(25,255)	411	—	—	10,245
Currency translation	—	—	—	—	(411)	—	—	(411)
Net income	—	—	—	686	—	—	—	686

Comprehensive income	—	—	—	—	—	—	—	275
Exercise of stock options, including tax benefit of $0	5	—	11	—	—	—	—	11
Share-based compensation	—	—	313	—	—	—	—	313
Purchase of treasury stock	—	—	—	—	—	450	(898)	(898)

Balance at December 31, 2007	9,396	$94	$38,319	$(27,569)	$—	450	$(898)	$9,946

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
		(In thousands)

Cash flow from continuing operating activities:
Net income (loss)	$(4,087)	$(8,847)	$686
Net loss from discontinued operations	(1,364)	(155)	—

Net income (loss) from continuing operations	(2,723)	(8,692)	686
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,891	2,555	1,849
Share based compensation expense	—	431	313
Loss on legal settlement and special charges	—	1,518	1,098
Gain on divestiture of business	—	(142)	—
Realized translation gain	—	—	(411)
Gain on sale of brand rights	(844)	—	—
Write-off of assets to fair market value	814	—	—
Net gain on buyback of notes and warrants	(112)	—	—
Loss (gain) on sale of property and equipment	44	153	(35)
Provision for doubtful accounts	388	856	111
Provision for inventory	549	974	507
Changes in operating assets and liabilities:
Accounts receivable	6,457	3,300	3,245
Inventories	12,275	(2,768)	4,752
Prepaid expenses and other	361	2,271	739
Accounts payable	(4,683)	(2,534)	(1,301)
Accrued salaries and incentives	(85)	168	(573)
Accrued warranty and returns	(1,514)	(935)	(932)
Other accrued expenses	(2,120)	(1,279)	(1,107)

Net cash provided by (used in) operating activities	12,698	(4,124)	8,941
Cash flow from continuing investing activities:
Purchases of property and equipment	(948)	(1,505)	(1,014)
Proceeds from sale of property and equipment	125	78	161
Net proceeds from disposal of assets	2,098	972	400
Proceeds from sale of brand rights and other assets	843	—	—
Increase (decrease) in other assets	(313)	263	31

Net cash provided by (used in) investing activities	1,805	(192)	(422)
Cash flow from continuing financing activities:
Proceeds from ( payments on) notes payable and warrants	(2,688)	—	317
Proceeds from bank debt and short term notes	139,394	114,765	86,047
Payments on bank debt and short term notes	(151,490)	(110,440)	(92,972)
Payments on capital lease obligations	—	(39)	(44)
Payments on litigation settlement	—	—	(980)
Proceeds from employee stock purchase plan	122	—	—
Purchase of treasury stock	—	—	(898)
Proceeds from exercise of stock options	247	16	11

Net cash provided by (used in) financing activities	(14,415)	4,302	(8,519)
Effect of exchange rate changes on cash from continuing operations	(88)	14	—

Net decrease in cash and cash equivalents from continuing operations	—	—	—
Net decrease in cash flow from discontinued operations	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	$54	$34	$—
Cash flow used in investing activities	(54)	—	—
Cash flow provided by (used in) financing activities	—	(34)	—
Effect of exchange rate changes on cash	—	—	—

Net decrease in cash flow from discontinued operations	$—	$—	$—

See accompanying notes.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Organization and Description of Business

Rockford Corporation and subsidiaries (“Rockford”) designs, assembles and distributes high performance mobile audio products, primarily under the Rockford Fosgate, Lightning Audio, and Rockford Acoustic Design brands.

Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing is performed at facilities located in Tempe, Arizona and by third party manufacturers in Asia. Rockford uses warehouses located in Arizona and Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of Rockford and its wholly and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when acquired. Rockford’s investments have consisted of commercial paper, certificates of deposit and money market accounts.

Fair Value of Financial Instruments

At December 31, 2007, Rockford has the following financial instruments: accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, other accrued expenses, notes payable, and long-term debt. The carrying value of accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty, and other accrued expenses, approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of notes payable and long-term debt approximates fair value based on the market interest rates available to Rockford for debt of similar risk and maturities.

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

In addition, Rockford earns royalties by licensing its brand names and know-how to its customers for use in their product. Royalty revenue is recognized as the customer produces products utilizing Rockford’s brand names and know-how based upon the term of the agreement and the production information provided by the licensee. The royalties are included in net sales on the consolidated statement of operations.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Rockford records outbound product shipping costs as freight expense in sales and marketing expense. Freight expense for the years ended December 31, 2005, 2006 and 2007 was approximately $5.4 million, $3.3 million and $2.8 million respectively.

Accounts Receivable and Allowances

Rockford sells its products principally to mobile audio dealers and distributors in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to major mass retailers in the United States and Canada. At December 31, 2006 and 2007, net accounts receivable includes approximately $3.3 million and $2.7 million respectively, due from international businesses.

Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the allowance for accounts receivable at December 31, 2006 and 2007, approximately $1.0 million, and $0.8 million respectively, for doubtful accounts.

Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers. Rockford has included in its allowance for accounts receivable at December 31, 2006 and 2007, approximately $0.3 million and $0.1 million respectively, with respect to customers expected to use such discounts after year-end.

Inventories

Inventories consist principally of finished goods and raw materials of electronic and mechanical components used in the manufacturing of amplifiers, speaker systems and other finished goods. Inventories are carried at the lower of cost or market computed using the weighted average method. Rockford writes-down estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions regarding future demand, average selling price, and market conditions.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are computed principally on the straight-line method for financial reporting purposes over a two to ten year life. Leasehold improvements are amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the asset.

Impairment of Long-Lived Assets

In accordance with the SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Rockford records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination is made.

Goodwill

Rockford accounts for acquired businesses under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When Rockford accounts for acquired businesses as purchases, it allocates purchase prices to the assets, definite-lived intangible assets, and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, Rockford allocates any excess purchase price over

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the net assets acquired to goodwill. Rockford has written off or impaired all remaining goodwill related to acquisitions.

Advertising

Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 2005, 2006 and 2007 was approximately $0.8 million, $0.6 million and $0.2 million respectively. Such amounts are included in sales and marketing expenses in Rockford’s Consolidated Statements of Operations.

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

Rockford assesses the likelihood that it will able to recover its deferred tax assets. If recovery is not likely, Rockford must increase the provision, or decrease the benefit, by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. As of December 31, 2007, Rockford had a full valuation allowance against its net deferred tax assets, as described in Note 7.

Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Adoption had no net impact given that the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance, could favorably affect the effective income tax rate.

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

A reconciliation of the warranty and returns reserve activity is as follows for the years ended December 31, 2005, 2006 and 2007.

	2005	2006	2007
	(In thousands)

Balance at the beginning of year	$4,789	$3,185	$2,199
Provision for warranties and returns	10,882	6,674	3,694
Net settlements made during the year	(12,486)	(7,660)	(4,626)

Balance at the end of the year	$3,185	$2,199	$1,267

Income (Loss) per Common Share

Rockford reports income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted income per share includes the dilutive effects of options, warrants and convertible securities.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

Rockford had sales to one customer representing 23.4%, 22.6% and 19.2% of net sales for the years ended December 31, 2005, 2006 and 2007, respectively and sales to another customer representing 13.7%, 14.9% and 7.5% of net sales for the year ended December 31, 2005, 2006 and 2007, respectively. These customers accounted for approximately 25.8% and 6.7% of the accounts receivable balance at December 31, 2006 and 20.8% and 6.1% at December 31, 2007.

Foreign Currency Translation

Rockford has translated the financial statements of foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the current exchange rates at the balance sheet date. Shareholders’ equity accounts were translated at historical exchange rates. Amounts reported in the statements of operations have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of shareholders’ equity. The effect on the statements of operations of transaction gains and losses is insignificant. Rockford recorded in 2007 a currency gain of approximately $411,000 due to the recognition of Rockford’s previously unrealized cumulative translation gains triggered by the dissolution of its European subsidiary which was completed in December of 2007.

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

The following table represents the effect on net loss and loss per share if Rockford had applied during 2005 the fair value based method and recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation:

Year Ended December 31, 2005
(In thousands except per share data)

Net loss as reported	$(4,087)
Proforma SFAS No. 123R expense	(451)

Proforma net loss	$(4,538)

Proforma loss per common share
Basic	$(0.49)

Diluted	$(0.49)

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

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

In December 2007 the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Rockford engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. Rockford is still assessing the impact of this standard on its future consolidated financial statements.

2.	Discontinued Operations

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

The following represents the results of operations for MB Quart GmbH for the periods presented and are reported on Rockford’s statements of operations as results from discontinued operations:

December 31, 2005
(In thousands)

Revenues	$—
Cost of sales	—
Operating expenses	63
Interest and other expense (income), net	—
Income tax benefit	—

Net loss	$(63)

Rockford Home Group.  Prior to October 2005 Rockford operated its Rockford Home Group, a home audio business using the NHT (Now Hear This), Fosgate Audionics and Hafler brands. On October 18, 2005, Rockford sold the assets and liabilities of NHT for a cash purchase price of $2.4 million. As a result of the sale Rockford recorded a net loss on the sale of approximately $1.0 million, net of fees, which is included in loss from disposal of discontinued operations. At the closing, Rockford received approximately $2.2 million and the remaining proceeds

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $0.2 million were placed into an escrow account that was available to pay claims, if any, of the Buyer relating to the representations made by Rockford in the Asset Purchase Agreement. There were no claims and the escrow amount was released to Rockford in October 2006.

In connection with the sale of NHT, Rockford assigned a lease to office space, located in Benicia, California, and used solely in NHT’s operations, to the Buyer. As a condition of the assignment of the lease, the landlord required Rockford to guarantee the rental payments through October 2008, the lease termination date. As the buyer makes monthly lease payments, Rockford’s obligation is reduced by those amounts. As of December 31, 2007, the future rental commitment under the original lease, and therefore the maximum potential exposure under the guarantee, was approximately $0.2 million. Management believes the likelihood Rockford will have to perform under the guarantee is remote. No liability relating to the guarantee has been recorded in Rockford’s financial statements as of December 31, 2006 and 2007.

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

The following represents the results of operation for the Rockford Home Group for the periods presented and are reported on Rockford’s Consolidated Statements of Operations as results from discontinued operations:

	December 31,
	2005	2006
	(In thousands)

Revenues	$5,266	$46
Cost of sales	3,165	201
Operating expenses	2,382	—
Interest and other expense (income), net	1	—

Net loss	$(282)	$(155)

3.	Inventories

Inventories consisted of the following:

	December 31,
	2006	2007
	(In thousands)

Raw materials	$4,801	$3,564
Work in progress	563	246
Finished goods	14,248	10,542

	$19,612	$14,352

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2007
	(In thousands)

Machinery and equipment	$13,230	$10,501
Tooling equipment	3,314	2,952
Leasehold improvements	2,838	2,861
Furniture and fixtures	297	297
Computer software and hardware	1,722	2,229
Construction in process	80	80
Assets under capital leases	182	182

	21,663	19,102
Less accumulated depreciation and amortization	(19,176)	(17,197)

	$2,487	$1,905

Depreciation expense was approximately $3.1 million, $2.2 million and $1.5 million in 2005, 2006, and 2007, respectively. Depreciation of assets under capital leases is included in depreciation expense. Accumulated depreciation on assets under capital leases totaled $46,000 at December 31, 2007.

5.	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	December 31,
	2006	2007
	(In thousands)

Asset based credit facility	$10,400	$3,475
Convertible senior subordinated secured notes	9,500	9,500
Other	—	318

	19,900	13,293
Less debt discount	(222)	(130)
Less current portion	(10,400)	(3,581)

	$9,278	$9,582

Interest payments were approximately $2.0 million, $1.4 million and $1.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on November 28, 2007. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 7.25% at December 31, 2007. As of December 31, 2007, Rockford was in compliance with all applicable covenants. The availability under the credit facility at December 31, 2007 was approximately $9.4 million in excess of the outstanding balance of $3.5 million.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $10.4 million and $3.5 million outstanding balances as of December 31, 2006 and 2007, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.

Rockford has outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573 shares (plus 59,073 warrants issued to the placement agent in the original transaction) of common stock at $3.73 per share. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $9.5 million face value are allocated between the warrants and the notes based on their respective fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The discount on the notes is being accreted ratably, over the term of the notes, to the $9.5 million amount due at maturity. Debt issuance costs were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,060,738 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets.

Rockford was in compliance with all applicable covenants under the indenture for the convertible notes as of December 31, 2007.

The aggregate principal payments due on long-term debt (including the remaining principal amount relating to the patent settlement, and the Wachovia credit facility that is classified as short term for the reasons described above) are as follows:

Years Ending December 31,
(In thousands)

2008	$715
2009	9,609
2010	103
2011	3,475
2012	—

$13,902

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Leases

Rockford leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through December 2010.

Future minimum payments under noncancelable capital and operating leases with initial terms of one year or more consisted of the following at December 31, 2007:

	Capital	Operating Leases
	(In thousands)	(In thousands)

2008	$59	$1,696
2009	59	726
2010	—	119
2011	—	6
2012	—	—
Thereafter	—	—

Total minimum lease payments	118	$2,547

Less amount representing interest and taxes	19

Total present value of capital obligation	99
Less current portion	48

Long-term obligation under capital leases	$51

Total rental expense for all operating leases was approximately $3.2 million, $2.3 million and $1.8 million for the years ended December 31, 2005, 2006 and 2007 respectively.

7.	Income Taxes

Rockford’s deferred tax assets consisted of the following:

	December 31,
	2006	2007
	(In thousands)

Deferred tax assets Inventory basis	$1,592	$1,021
Basis in receivables	749	340
Book over tax depreciation	301	680
Accrued warranty	528	469
Net operating loss carryforward	15,827	17,261
Capital loss carryforward	—	945
Federal and state credit carryforwards	2,402	1,974
Accrued liabilities and other	514	719

Gross deferred tax assets	21,913	23,409
Valuation allowance	(21,913)	(23,409)

Net deferred tax assets	$—	$—

In 2005, 2006, and 2007 Rockford has maintained a valuation allowance recorded on the entire amount of its deferred tax assets. On January 1, 2007, the valuation allowance was reduced by $1.1 million due to the adoption of a new accounting pronouncement that is described below in further detail. During 2007, the valuation allowance increased by $2.6 million to an ending balance of $23.4 million at December 31, 2007 primarily due to a projected

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss for U.S. tax purposes. The valuation allowance includes approximately $148,000 for net operating loss carryforwards that relate to stock option compensation expense and warrants expense for income tax reporting purposes. Any utilization of this portion of Rockford’s net operating loss carryforwards would be recorded as an increase in additional paid in capital. Valuation allowances are subject to reversal in future years at such time as the actual benefits are utilized or operating profits become sustainable at a level that meets the recoverability criteria under SFAS 109 Accounting for Income Tax. The recoverability criteria in SFAS 109 requires a judgment whether it is more likely than not, based on an evaluation of positive and negative evidence, that a valuation allowance is not needed. If positive evidence of sufficient quality overcomes the negative evidence, Rockford would reverse all or a portion of the valuation allowance resulting in a decrease to income tax expense, or an income tax benefit, in the consolidated statement of operations. Rockford evaluates whether the deferred tax assets are realizable, and the need for valuation allowances, quarterly.

At December 31, 2007 Rockford had a net operating loss carryforward for United States federal income tax purposes of approximately $47.8 million. Approximately $45.9 million of this carryforward is from domestic operations and can be carried forward until it begins to expire in 2024. This carryforward results in a deferred tax asset of approximately $15.6 million. Approximately $1.9 million of the net operating loss carryforward is from international operations, is subject to an annual limitation under Section 382 and will begin to expire in 2011 if not utilized. This carryforward results in a deferred tax asset of approximately $0.7 million. Rockford also has a deferred tax asset in the amount of $1.0 million for state tax loss carryforwards. The state loss carryforwards begin to expire in 2008. Rockford has a capital loss carryforward for federal income tax purposes of $2.8 million. This carryforward results in a deferred tax asset in the amount of $0.9 million. This carryforward expires in 2012. Rockford also has approximately $2.0 million of federal and state tax credits for alternative minimum tax and research and experimentation. The research and experimentation credits begin to expire in 2022 and 2017 for federal and state, respectively. However, the alternative minimum tax credits can be carried forward indefinitely. These total credits result in a deferred tax asset of approximately $2.0 million.

A valuation allowance was recorded for the entire unreserved balance of net operating loss carryforwards and credits in 2007. Rockford has not recorded a benefit related to losses generated outside of the United States.

Federal and state income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Current:
Federal expense (benefit)	$—	$(437)	$—
State expense (benefit)	—	—	—
Foreign expense	—	—	—

Total current expense (benefit)	—	(437)	—
Deferred:
Federal expense (benefit)	—	—	—
State expense (benefit)	—	—	—
Foreign expense(benefit)	—	—	—

Total deferred expense (benefit)	—	—	—

Income tax expense (benefit)	$—	$(437)	$—

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Federal statutory rate — continuing operations	$(1,022)	$(3,104)	$233
Federal statutory rate — discontinued operations	(368)	(53)	—
State tax net of federal benefit	—	—	—
State tax operating loss carryforward	(552)	(408)	(136)
Nondeductible items	178	110	68
Amount not taxable due to dissolution of subsidiary	—	—	(2,531)
Tax benefit on disposal of domestic subsidiary stock	—	(1,008)	—
Federal and state tax credits	(1,100)	(367)	(138)
Loss of state net operating losses	—	267	—
Revision of contingency reserve	—	(437)	—
Increase in valuation allowance	3,177	4,378	2,567
Affiliate unbenefited losses	—	249	—
Other, net	(313)	(64)	(63)

Income tax benefit	$—	$(437)	$—

Rockford’s income (loss) attributable to foreign operations amounted to approximately $(8,000), $(732,000) and $(96,000) for years ended December 31, 2005, 2006 and 2007, respectively. Income (loss) attributable to domestic operations amounted to approximately $(4,709,000), $(8,116,000) and $782,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

In 2005, Rockford received refunds in the amount of $0.8 million. In 2006, Rockford received refunds in the amount of $0.5 million. In 2007, Rockford received a refund in the amount of $18,000. The 2005 and 2006 refunds were primarily due to amended returns and carry backs of net operating losses into years in which Rockford was in a taxable position. The 2007 refund was due to an overpayment of tax from a prior year.

Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Adoption had no net impact given that the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance, could favorably affect the effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(In thousands)

Balance at beginning of year	$1,071
Additions based on tax positions relating to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at ending of year	$1,071

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, Rockford has not recorded any related expense in its income statement for 2007. Rockford’s 2003-2007 years remain subject to examination for federal income tax purposes, as well as for certain state taxing jurisdictions where Rockford operates. The statute of limitations for certain years may be extended if Rockford were to utilize certain of its carryover attributes from years outside of this range. Rockford does not expect the amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.

8.	Common Stock Grants and Options

Rockford has provided stock option plans for selected employees, directors and consultants. Under the stock option plans, options to purchase common stock of Rockford will be granted to the selected employees, directors and consultants at the fair market value of the underlying common stock. The options generally have a term of ten years and become exercisable over three years commencing on the date of the grant. Under certain circumstances, Rockford has the right to repurchase common stock acquired under some of the options at their fair market value.

At December 31, 2007 Rockford had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and have a maximum term of ten years. Some options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued. At December 31, 2007 there were 91,600 shares available for grant under these plans.

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

The adoption of SFAS No. 123R increased compensation expense for the years ended December 31, 2006 and 2007 by approximately $0.4 million and $0.3 million, respectively. This increased basic and diluted loss per share by $0.05 and lowered basic and diluted income per share by $0.04 for the years ended December 31, 2006 and 2007, respectively. The total value of stock option awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2007, total unrecognized compensation cost related to non vested stock option awards was approximately $0.3 million and the related weighted- average period over which these costs are expected to be recognized is approximately 1.6 years. The total fair value of options that vested during the years ended December 31, 2005, 2006, and 2007 was $0.7 million, $0.4 million and $0.3 million, respectively.

Prior to the adoption of SFAS No. 123R, Rockford presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the years ended December 31, 2006 and 2007.

Prior to the adoption of SFAS 123R, proforma information regarding net loss and net loss per share was required by FAS No. 123, which also required that the information be determined as if Rockford had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value of each stock option award was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2006	2007

Expected life of the award	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	4.5%	4.6%	5.1%
Expected volatility	0.46	0.47	0.48

Option activity under the stock option plans during the year ended December 31, 2007 was as follows:

	Outstanding Options		Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2007	1,905,951	$4.12
Granted	70,000	2.45
Exercised	(5,000)	2.15
Expired	(273,487)	3.66

Outstanding at December 31, 2007	1,697,464	4.14	6.5 years	$—

Exercisable at December 31, 2007	1,380,937	$4.48	6.0 years	$—

The intrinsic value of options exercised during the years ended December 31, 2005, 2006, and 2007 was $82,000, $7,000 and $2,000 respectively. Options to purchase 389,150 shares, 530,000 shares and 70,000 shares respectively were granted during the years ended December 31, 2005, 2006 and 2007. The weighted average fair value of options granted during the years ended December 31, 2005 and 2006 and 2007, was $1.35, $1.26 and $1.17 respectively.

The following table summarizes information about stock options under the plans outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Outstanding at	Weighted
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Prices	2007	Contractual Life	Exercise Price	2007	Exercise Price

$2.15 - $2.90	1,029,800	8.1	$2.48	763,773	$2.47
$3.41 - $4.19	102,000	8.3	$3.47	51,500	$3.47
$5.70 - $7.68	501,164	3.4	$6.80	501,164	$6.80
$11.00	64,500	2.3	$11.00	64,500	$11.00

	1,697,464			1,380,937

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income (Loss) Per Share

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except
	per share data)

Numerator:
Income (loss) from continuing operations	$(2,723)	$(8,692)	$686
Plus:
Income impact of assumed conversion of convertible debt	—	—	—

Income (loss) from continuing operations available to shareholders	(2,723)	(8,692)	686
Loss from discontinued operations	(1,364)	(155)	—

Net income (loss) available to shareholders	$(4,087)	$(8,847)	$686

Denominator:
Denominator for basic net income (loss) per share	9,258	9,388	9,325
Effect of dilutive securities:
Employee stock options	—	—	17
Warrants	—	—	—

Dilutive potential common shares	—	—	17

Denominator for diluted net income (loss) per share	9,258	9,388	9,342

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$(0.29)	$(0.92)	$0.07

Diluted	$(0.29)	$(0.92)	$0.07

Loss from discontinued operations
Basic	$(0.15)	$(0.02)	$0.00

Diluted	$(0.15)	$(0.02)	$0.00

Net income (loss)
Basic	$(0.44)	$(0.94)	$0.07

Diluted	$(0.44)	$(0.94)	$0.07

The effect of 108,269 and 162,901 employee stock options which would have increased net shares outstanding using the treasury stock method were not included in the diluted loss per share calculation for December 31, 2005 and 2006 respectively, as they were not dilutive due to the net loss for the periods.

Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 961,573(excluding 59,073 warrants issued to the placement agent in the original transaction) shares of common stock at $3.73 per share. The noteholders may convert the notes into the Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for December 31, 2005 and 2006, as they were not dilutive due to the net loss for the periods and not included in the

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted income per share calculation for December 31, 2007 as they were anti-dilutive. Rockford excluded the warrants in the diluted income per share calculations because the exercise price of the warrants exceeded the average market price of the stock.

Outstanding stock options with exercise prices (plus unearned compensation for unvested awards) greater than the average market price of Rockford’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Year Ended December 31st
	2005	2006	2007

Outstanding options	912	888	1,430
Exercise price	$6.27	$6.04	$4.51

10.	Contingencies

Rockford is a party to legal proceedings arising in the ordinary course of business. Based upon advice from outside legal counsel, management is of the opinion the resolution of these matters will have no material effect on Rockford’s consolidated financial position or results of operations.

During January 2007, Rockford settled a patent litigation case for payments totaling $1,613,000. The settlement released Rockford with respect to all claims of the patent litigation case. The settlement resulted in a charge of approximately $1.5 million in 2006.

11.	Benefit Plan

Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees who have completed six consecutive months of service without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford will match employee contributions up to three percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 2005, 2006 and 2007, were approximately $0.5 million, $0.4 million and $0.3 million respectively.

12.	Stock Purchase Program

In September 2007, Rockford’s Board of Directors authorized a common share repurchase program that enables Rockford to purchase, in the open market and through negotiated transactions, up to 5%, or approximately 470,000 of its outstanding common shares. Rockford had repurchased 449,700 shares under this program as of December 31, 2007. A second share repurchase program was announced in February 2008 for up to an additional 5% or approximately 450,000 shares of Rockford’s common shares. Rockford’s current credit agreement permits stock purchases up to $1.5 million. Rockford used $0.9 million of this purchase authority through December 31, 2007, for purchases under Rockford’s stock repurchase program.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Information

Rockford operates its business almost exclusively under the mobile audio segment. Below is geographic information for Rockford’s revenues:

	Year Ended December 31
Region(1)	2005	2006	2007	% 2007
	(In thousands)

United States	$112,657	$86,017	$71,771	80.9%
Other Americas (includes Canada)	9,438	8,007	7,193	8.1%
Europe	9,042	5,316	6,069	6.8%
Asia	4,545	3,436	3,712	4.2%

Total sales to external customers	$135,682	$102,776	$88,745	100%

(1)	Revenues are attributed to geographic regions based on the location of customers.

For the years ended December 31, 2005, 2006 and 2007, sales to one customer accounted for 23.4%, 22.6% and 19.2% of total net sales, respectively and sales to another customer represented 13.7%, 14.9% and 7.5% of net sales for the years ended December 31, 2005, 2006 and 2007, respectively.

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

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Special Charges

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

These charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by the quarter ending March 31, 2009. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2006, the changes in the twelve month period ending December 31, 2007, and the outstanding liabilities at December 31, 2007 (in thousands):

		Twelve Months Ended
	Liability at	December 31, 2007			Liability at
	December 31,	Reserve		Adjustments	December 31,
	2006	Recorded	Payments	To Reserve	2007

Post Employment Costs:	$615	$1,174	$(1,191)	$(14)	$584

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of Rockford’s management, including its President, who is its principal executive officer, and its CFO, who is its principal financial officer, Rockford conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, Rockford’s President and Rockford’s CFO concluded that Rockford’s disclosure controls and procedures were effective as of its year ending December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the President and the CFO, Rockford’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Rockford’s management has evaluated and concluded that Rockford’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Rockford’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Rockford’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Rockford to provide only management’s report in this annual report.

Changes in Internal Controls

Rockford is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during Rockford’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Rockford’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to items 401 and 405 of Regulation S-K is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 8, 2008.

Rockford has adopted a Code of Business Ethics and Policy that applies to its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Ethics and Policy is available on Rockford’s Internet website at www.rockfordcorp.com. Rockford will post on its website information about any amendment to, or wavier from, any provision of the Code of Business Ethics and Policy that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 8, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Principal Shareholders and Shareholdings of Officers and Directors,” “Security Ownership of Certain Beneficial Owners,” “Grants of Plan Based Awards During 2007,” and “Outstanding Equity Awards at December 31, 2007” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 8, 2008.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the sections entitled “Related Party Transactions” and “Director Independence” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 8, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 8, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements — See Index to Consolidated Financial Statements on page 26 of this report.

(a) 2. Financial Statement Schedules — Financial Statement Schedules are excluded since they are either not applicable or the information is included in the Financial Statements.

(a) 3. Exhibits — The exhibits listed on the accompanying Index to Exhibits immediately following the Financial Statements are filed as part, or hereby incorporated by reference into, this report.

Exhibits

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+
3.2		Restated Bylaws as amended through July 27, 2000++
3.3		Amendment to Articles of Incorporation filed on January 12, 1988+
3.4		Amendment to Articles of Incorporation filed on May 12, 1999+
3.5		Amendment to Articles of Incorporation filed on May 17, 1999+
3.7		Amendment to Articles of Incorporation filed on July 1, 1999+
4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3		Form of Warrant to Purchase Common Stock###
4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###
4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##
10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
10.67		Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**
10.70		Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.74		Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****

Exhibit
Number	Description of Document

10.75	Agreement between Rockford and David Fiori dated February 22, 2007*****
10.76	Retirement and Salary Continuation Agreement between Rockford and W. Gary Suttle*****
10.77	Fifth Lease Amendment Between Centerpoint Properties Trust and Rockford Corporation, dated November 9, 2006*****
10.78	Sixth amendment to Loan and Security Agreement and Waiver, dated March 7, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).*****
10.79	Seventh amendment to Loan and Security Agreement and Waiver, dated November 28, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).
10.80	Revised form of Change of Control Agreement, entered into with 5 executive officers (Mr. Jackson, Mr. Vasek, Ms. Mott, Mr. Matson, and Mr. Carlsness).
21	List of Subsidiaries of Rockford Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

****	Previously filed on November 14, 2006, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2006.

*****	Previously filed on March 28, 2007, with Rockford’s annual report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on March 12, 2008.

ROCKFORD CORPORATION

By:	/s/ WILLIAM R. JACKSON
William R. Jackson
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ WILLIAM R. JACKSON William R. Jackson	President (Principal Executive Officer) and Director	March 12, 2008

/s/ RICHARD G. VASEK Richard G. Vasek	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	March 12, 2008

/s/ MARK E. BARRIERE Mark E. Barriere	Corporate Controller (Principal Accounting Officer)	March 12, 2008

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	March 12, 2008

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	March 12, 2008

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	March 12, 2008

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	March 12, 2008

/s/ JOHN P. LLOYD John P. Lloyd	Director	March 12, 2008

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+
3.2		Restated Bylaws as amended through July 27, 2000++
3.3		Amendment to Articles of Incorporation filed on January 12, 1988+
3.4		Amendment to Articles of Incorporation filed on May 12, 1999+
3.5		Amendment to Articles of Incorporation filed on May 17, 1999+
3.7		Amendment to Articles of Incorporation filed on July 1, 1999+
4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3		Form of Warrant to Purchase Common Stock###
4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###
4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##
10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiveramong Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
10.67		Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**
10.70		Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.74		Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.75		Agreement between Rockford and David Fiori dated February 22, 2007.*****

Exhibit
Number	Description of Document

10.76	Retirement and Salary Continuation Agreement between Rockford and W. Gary Suttle.*****
10.77	Fifth Lease Amendment Between Centerpoint Properties Trust and Rockford Corporation, dated November 9, 2006.*****
10.78	Sixth amendment to Loan and Security Agreement and Waiver, dated March 7, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).*****
10.79	Seventh amendment to Loan and Security Agreement and Waiver, dated November 28, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).
10.80	Revised form of Change of Control Agreement, entered into with 5 executive officers (Mr. Jackson, Mr. Vasek, Ms. Mott, Mr. Matson, and Mr. Carlsness).
21	List of Subsidiaries of Rockford Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for W. Gary Suttle
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

+++	Previously filed on March 29, 2002 with Rockford’s Annual Report on Form 10-K for the year ended December 30, 2001.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

****	Previously filed on November 14, 2006, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2006.

*****	Previously filed on March 28, 2007, with Rockford’s annual report on Form 10-K for the year ended December 31, 2006.