Form 10-Q
period 2008-03-31
ROCKFORD CORP
filed 2008-04-30
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number 000-30138
ROCKFORD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

ARIZONA	86-0394353
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 South Rockford Drive Tempe, Arizona	85281
(Address of Principal Executive Offices)	(Zip Code)
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
     As of April 28, 2008, there were 8,781,208 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

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
     Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which speak only as at the date on which they are made. Actual results may differ materially from those anticipated in our forward-looking statements. We disclaim any obligation or undertaking to update these forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.
     When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2007, filed with the SEC on March 14, 2008, and in Item 1A to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Item 1A to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	March 31,
	2007	2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $929 and $1,062 at December 31, 2007 and March 31, 2008, respectively	15,885	18,870
Inventories	14,352	11,942
Prepaid expenses and other current assets	1,224	1,068

Total current assets	31,461	31,880
Property and equipment, net	1,905	1,886
Other assets	646	554

Total assets	$34,012	$34,320

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,794	$6,104
Accrued salaries and incentives	1,415	1,357
Accrued warranty and returns	1,267	1,224
Other accrued expenses	1,640	2,186
Current portion of capital lease and other long-term liabilities	760	562
Asset-based credit facility	3,475	3,562

Total current liabilities	14,351	14,995
Notes payable, less unaccreted discount of $130 and $107 at December 31, 2007 and March 31, 2008, respectively	9,582	9,578
Long-term portion of capital lease and other long-term liabilities	133	39

Total liabilities	24,066	24,612
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000 Issued shares —9,395,720 at December 31, 2007 and 9,395,720 shares at March 31, 2008	94	94
Additional paid-in capital	38,319	38,369
Accumulated deficit	(27,569)	(27,660)
Less: Treasury stock, at cost (449,700 and 614,512 shares at December 31, 2007 and March 31, 2008, respectively)	(898)	(1,095)

Total shareholders’ equity	9,946	9,708

Total liabilities and shareholders’ equity	$34,012	$34,320

Note: The consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended
	March 31,
	2007	2008
Net sales	$26,372	$18,445
Cost of goods sold	18,492	12,088

Gross profit	7,880	6,357
Operating expenses:
Sales and marketing	3,464	3,195
General and administrative	4,136	2,405
Research and development	808	641

Total operating expenses	8,408	6,241

Operating income (loss)	(528)	116
Interest and other expense, net	339	207

Loss before income taxes	(867)	(91)
Income tax expense	—	—

Net loss	$(867)	$(91)

Net loss per common share:
Basic	$(0.09)	$(0.01)

Diluted	$(0.09)	$(0.01)

Weighted average shares:
Basic	9,392	8,883

Diluted	9,392	8,883

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(867)	$(91)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	415	373
Gain on sale of property and equipment	(7)	(30)
Share based compensation expense	63	50
Provision for doubtful accounts	107	75
Provision for inventory	446	190
Loss on legal settlement and special charges	1,098	—
Changes in operating assets and liabilities:
Accounts receivable	(5,807)	(3,060)
Inventories	529	2,221
Prepaid expenses and other	(27)	62
Accounts payable	4,388	310
Accrued salaries and incentives	32	(93)
Accrued warranty and returns	50	(43)
Other accrued expenses	658	536

Net cash provided by operating activities	1,078	500
Cash flow from investing activities:
Purchases of property and equipment	(255)	(238)
Proceeds from sale of property and equipment	50	34
Net proceeds from divestiture of businesses	100	100
Decrease in other assets	9	34

Net cash used in investing activities	(96)	(70)
Cash flow from financing activities:
Proceeds from bank debt	20,555	16,076
Payments on bank debt	(20,789)	(15,989)
Payments on capital lease obligations	(10)	(12)
Payments on other debt	(750)	(309)
Purchase of treasury stock	—	(196)
Proceeds from exercise of stock options	11	—

Net cash used in financing activities	(983)	(430)
Effect of exchange rate changes on cash	1	—

Net increase in cash flow	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
1. Basis of Presentation
Unaudited Interim Financial Information
     Rockford Corporation and subsidiaries (“Rockford”) has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X consistent in all material respects with those applied in Rockford’s Annual Report on Form 10-K for the year ended December 31, 2007. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, Rockford has made all adjustments (all of which were normal and recurring) necessary for a fair presentation.
     Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results you may expect for the year ending December 31, 2008, or for any other period. Certain reclassifications have been made to the March 31, 2007 interim financial statements in order to conform to the March 31, 2008 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.
2. Inventories
     Inventories consist of the following:

	December 31,	March 31,
	2007	2008
	(In thousands)
Raw materials	$3,564	$2,544
Work-in-progress	246	247
Finished goods	10,542	9,151

	$14,352	$11,942

3. Loss Per Share
     The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2007	2008
	(In thousands, except per share data)

Numerator:
Net loss	$(867)	$(91)
Plus:
Income impact of assumed conversion of convertible debt	—	—

Net loss available to shareholders	$(867)	$(91)

Denominator:
Denominator for basic net income (loss) per share	9,392	8,883
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted net income (loss) per share	9,392	8,883

Loss per common share:
Net loss
Basic	$(0.09)	$(0.01)

Diluted	$(0.09)	$(0.01)

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
     The effect of 77,961 and -0- employee stock options which would have increased net shares outstanding using the treasury stock method were not included in the diluted loss per share calculation for March 31, 2007 and 2008 respectively, as they were not dilutive due to the net loss for the periods.
     Rockford also has $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,020,646 shares of common stock at $3.73 per share. The noteholders may convert the notes into the Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes are scheduled to convert into 2,060,738 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for March 31, 2007 and 2008, as they were not dilutive due to the net loss for the periods.
     Outstanding stock options with exercise prices (plus unearned compensation for unvested awards) greater than the average market price of Rockford’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Three Months ended March 31st
	2007	2008
Outstanding options	1,183	1,669
Average exercise price	$5.20	$4.16
4. Notes Payable and Long-Term Debt
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on November 28, 2007. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 5.25% at March 31, 2008. As of March 31, 2008, Rockford was in compliance with all applicable covenants. The availability under the credit facility at March 31, 2008 was approximately $9.5 million in excess of the outstanding balance of $3.6 million.
     The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $3.5 million and $3.6 million outstanding balances as of December 31, 2007 and March 31, 2008, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.
     Rockford has outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,020,646 shares of common stock at $3.73 per share. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,060,738 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets. Rockford was in compliance with all applicable covenants under the indenture for the convertible notes as of March 31, 2008.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
5. Income Taxes
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
     Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, Rockford has not recorded any related expense in its income statement. Rockford’s 2003-2007 years remain subject to examination for federal income tax purposes, as well as for certain state taxing jurisdictions where Rockford operates. The statute of limitations for certain years may be extended if Rockford were to utilize certain of its carryover attributes from years outside of this range. Rockford does not expect the amount of unrecognized tax benefits to increase or decrease significantly over the next twelve months.
6. Special Charges
     During the first quarter of 2007 Rockford recorded a special charge of approximately $1.1 million related to departing employees. The charge is primarily due to costs associated with the Retirement and Salary Continuation Agreement Rockford entered into with its former CEO.
     This charge increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by the quarter ending March 31, 2009. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2007, the changes in the quarter ending March 31, 2008, and the outstanding liabilities at March 31, 2008 (in thousands):

		Three months ended
		March 31, 2008
	Liability at				Liability at
	December 31,	Reserve		Adjustments	March 31,
	2007	Recorded	Payments	To Reserve	2008
Post Employment Costs:	$584	$—	$(125)	$22	$481
7. Stock Purchase Program
     In September 2007 and February 2008, Rockford’s Board of Directors authorized two common share repurchase programs that enable Rockford to purchase, in the open market and through negotiated transactions, up to approximately 920,000 of its outstanding common shares. Rockford had repurchased 614,512 shares under these programs through March 31, 2008. Rockford’s current credit agreement permits stock purchases up to $1.5 million. Rockford used $1.1 million of this purchase authority through March 31, 2008, for purchases under Rockford’s stock repurchase programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
     This discussion and analysis of financial condition and results of continuing operations should be read in conjunction with Rockford’s unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations included as part of Rockford’s Form 10-K for the year 2007, filed with the SEC on March 14, 2008.
Overview
     Rockford is now focused almost entirely on its core mobile audio business. During 2008 and 2009 Rockford expects to work on improving penetration of the mobile audio markets and continuously improving its core operations.
     Most of Rockford’s products are now outsourced, with only limited internal assembly of amplifiers remaining as of the first quarter of 2008. Rockford expects to complete the outsourcing of amplifier assembly in 2008, allowing the removal of another layer of overhead in its manufacturing operations late in the year and in 2009. With the completion of its outsourcing projects, and assuming only moderate changes in exchange rates and international trading conditions, Rockford anticipates that its 2008 and 2009 results will reflect a further reduction in its cost structure.
     Rockford’s sales are now focused on the mass retail, independent specialist, international distribution and OEM channels. In 2007 Rockford’s aftermarket mobile audio sales were down, with decreases in both the mass retail and independent specialist channels, partly offset by an increase in international sales. In the first quarter of 2008 sales were down in all of the aftermarket channels including international. The mobile audio aftermarket in the U.S. was down significantly, creating an environment in which competitors in the aftermarket channels continued aggressive pricing and promotional activity, which contributed to Rockford’s sales decrease.
     Rockford is working to increase aftermarket sales and believes its current products perform better than the products Rockford had previously offered. Their improved performance contributes positively to Rockford’s sales efforts as dealers have found their installation to be easier and their operation to be more powerful and more reliable. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. If consumer spending as a whole decreases more significantly, Rockford expects the mobile audio aftermarket would also decline significantly and Rockford would likely suffer a decrease in its aftermarket sales. In the first quarter of 2008 Rockford’s aftermarket sales were reduced because Rockford did not introduce comprehensive new product lines in 2008 and, therefore, did not repeat either the “pipeline fill” sales or the end of life sales that increased sales in the first quarter of 2007.
     In 2007 Rockford experienced a decline in OEM sales, due primarily to Nissan’s lower North American auto sales. In the first quarter of 2008 OEM sales were particularly impacted by Nissan’s reduced volume of truck and SUV sales. If decreases in consumer spending significantly reduce Nissan and Mitsubishi vehicle sales, or if other changes in demand reduce sales of the particular vehicles in which Rockford’s systems are offered, OEM sales may decline further.

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended
	March 31,
	2007	2008
Net sales	100.0%	100.0%
Cost of goods sold	70.1	65.5

Gross profit	29.9	34.5
Operating expenses:
Sales and marketing	13.1	17.3
General and administrative	15.7	13.1
Research and development	3.1	3.5

Total operating expenses	31.9	33.9

Operating income (loss)	(2.0)	0.6
Interest and other expense, net	1.3	1.1

Loss before income tax	(3.3)	(0.5)
Income tax expense	—	—

Net loss	(3.3)%	(0.5)%

     Cost of goods sold primarily consists of product costs, direct labor and manufacturing costs associated with production of Rockford’s products as well as warranty, warehousing, freight-in and customer service expenses.
     Sales and marketing expenses primarily consist of salaries, sales commissions, costs of advertising, trade show costs and freight-out expenses.
     General and administrative expenses primarily consist of salaries, facilities and other costs of Rockford’s accounting, finance, management information systems, administrative and executive departments, as well as legal, accounting and other professional fees.
     Research and development expenses primarily consist of salaries associated with research and development personnel as well as prototyping and other costs related to new product development.
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended
	March 31,
	2007	2008
	(In thousands)
Region: (1)
United States	$22,033	$15,115
Other Americas	1,820	1,476
Europe	1,599	1,049
Asia	920	805

Total sales	$26,372	$18,445

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Net Sales. Net sales decreased by $7.9 million, or 30.1%, to $18.4 million for the three months ended March 31, 2008, from $26.4 million for the three months ended March 31, 2007. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers. Net sales for the three months ended March 31, 2007 also included sales of end-of-life product and initial pipeline shipments of Rockford’s 2007 new product line. These reductions were partially offset by lower sales discounts in 2008 compared to the higher discounts incurred for end-of-life product sales in 2007. OEM royalty revenue for the three months ended March 31, 2008 and 2007 were $1.7 million and $1.9 million, respectively.
     U.S. sales decreased by $6.9 million, or 31.4%, to $15.1 million for the three months ended March 31, 2008, from $22.0 million for the three months ended March 31, 2007. International sales decreased by $1.0 million, or 23.3%, to $3.3 million for the three months ended March 31, 2008, from $4.4 million for the three months ended March 31, 2007. The decrease in international sales was primarily due to end-of-life product sales and initial pipeline shipments of Rockford’s new product lines in the first quarter of 2007.
     Gross Profit. Gross Profit decreased by $1.5 million, or 19.3%, to $6.4 million for the three months ended March 31, 2008 from $7.9 million for the three months ended March 31, 2007. As a percent of sales, gross profit increased to 34.5% for the three months ended March 31, 2008, from 29.9% for the three months ended March 31, 2007. The increase in gross profit as a percent of net sales is primarily due to lower product cost and manufacturing variances and higher royalty revenue as a percent of net sales. These improvements were partially offset by lower net sales.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.3 million, or 7.8%, to $3.2 million for the three months ended March 31, 2008 from $3.5 million for the three months ended March 31, 2007. As a percent of sales, sales and marketing expenses increased to 17.3% for the three months ended March 31, 2008 from 13.1% for the three months ended March 31, 2007. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight expenses resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses decreased by $1.7 million or 41.9%, to $2.4 million for the three months ended March 31, 2008 from $4.1 million for the three months ended March 31, 2007. As a percent of sales, general and administrative expenses decreased to 13.0% for the three months ended March 31, 2008 from 15.7% for the three months ended March 31, 2007. The decrease in general and administrative expenses is due in large part to a special charge of approximately $1.1 million in the 2007 period related to departing employees and lower personnel related expenses and professional fees. Most of the special charge arose from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO.
     Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 20.7%, to $0.6 million for the three months ended March 31, 2008 from $0.8 million for the three months ended March 31, 2007. As a percent of sales, these expenses increased to 3.5% for the three months ended March 31, 2008, from 3.1% for the three months ended March 31, 2007. The decrease in research and development expenses is primarily related to the costs associated with the launch of Rockford’s 2007 new products in the 2007 period.
     Operating Income (Loss). Operating income (loss) improved by $0.6 million, to $0.1 million of operating income for the three months ended March 31, 2008 from $0.5 million of operating loss for the three months ended March 31, 2007. As a percent of sales, operating income improved to 0.6% for the three months ended March 31, 2008, from an operating loss of 2.0% for the three months ended March 31, 2007. This improvement in operating income (loss) is primarily due to lower operating expenses, partially offset by reduced sales.
     Interest and Other Expense, Net. Interest and other expense, net, primarily consists of interest expense and currency gains and losses. Interest and other expense, net, decreased by $0.1 million or 38.9%, to $0.2 million for the three months ended March 31, 2008 from $0.3 million for the three months ended March 31, 2007. The decrease is primarily attributable to lower interest expense in 2008 due to lower levels of borrowings and lower effective borrowing rates.
     Income Tax Expense. Income tax expense from continuing operations was zero expense for the three months ended March 31, 2008 and March 31, 2007. The effective income tax rates were 0.0% for the three months ended March 31, 2008 and 2007. Rockford did not record any tax expense (benefit) on income (loss) in the first quarter of 2008 and 2007 for financial reporting purposes. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow provided by operations was $0.5 million for the three months ended March 31, 2008 compared to $1.1 million of cash provided by operations for the three months ended March 31, 2007. A reduction in inventory was the primary source of cash for Rockford during the first three months of 2008. An increase in accounts receivable was the primary use of cash during the first three months of 2008.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on November 28, 2007. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 5.25% at March 31, 2008. As of March 31, 2008, Rockford was in compliance with all applicable covenants. The availability under the credit facility at March 31, 2008 was approximately $9.5 million in excess of the outstanding balance of $3.6 million.
     Rockford has outstanding $9.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 1,020,646 shares of common stock at $3.73 per share. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 2,060,738 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets.
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
     Rockford had working capital of $16.9 million at March 31, 2008, compared to $17.1 million at December 31, 2007. The significant components of working capital at March 31, 2008 include:
•	Rockford had no cash and cash equivalents at March 31, 2008 and December 31, 2007. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $18.9 million at March 31, 2008 compared to $15.9 million at December 31, 2007. The increase in accounts receivable balances is primarily due to increased sales late in the first quarter of 2008 and higher royalty receivables compared to the fourth quarter of 2007.

•	Rockford’s inventory position decreased from $14.4 million at the end of 2007 to $11.9 million at March 31, 2008. This inventory decrease was primarily due to outsourcing, improved inventory turns, and the reduction of end of life inventory.

•	Accounts payable increased $0.3 million, from $5.8 million at December 31, 2007 to $6.1 million at March 31, 2008. This increase was primarily due to the timing of inventory purchases resulting from increased sales late in the first quarter of 2008 compared to the fourth quarter of 2007.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $3.6 million and $3.5 million outstanding balance as at March 31, 2008 and December 31, 2007, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 24, 2011, and Rockford currently expects to maintain the facility until it matures.
     Investing activities used $0.1 million of cash for the three months ended March 31, 2008 and used $0.1 million of cash for the three months ended March 31, 2007. Capital expenditures, the primary use of cash from investing activities, were $0.2 million for the three months ended March 31, 2008 versus $0.3 million for the three months ended March 31, 2007. Rockford’s capital spending is primarily in tooling for specific product lines, and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than additional expenditures that may arise from future OEM development opportunities.
     As of March 31, 2008, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at March 31, 2008. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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
     Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs may have an impact on Rockford’s operations in 2008 and 2009, if Rockford is not able to secure concessions from its suppliers. Rockford sources a significant and increasing portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by changes in China’s exchange rate policy and by changes in the exchange rate.

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
     The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins and operating expenses as expressed in U.S. dollars. Historically, Rockford’s exposure to currency exchange rate fluctuations have been modest because it sells its products primarily in U.S. dollars and holds only a small percentage of its assets outside the U.S. However, Rockford conducts a portion of its business in Canadian currency.
     In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. Changes in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in the U.S./China exchange rate.
     At March 31, 2008, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Rockford’s principal executive officer (“PEO”) and principal financial officer (“PFO”), after evaluating the effectiveness of Rockford’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that Rockford’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
     Changes in Internal Control over Financial Reporting
     There were no changes in Rockford’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Rockford’s internal control over financial reporting.
     Inherent Limitations on Effectiveness of Controls
     Rockford’s management, including Rockford’s PEO and PFO, believes that Rockford’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, Rockford’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at March 31, 2008, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 14, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total number of shares
			purchased as part of	Maximum number of shares
	Total number of	Average price paid	publicly announced	that may yet be purchased
Period	shares purchased	per share	plans or programs*	under the plans or programs
January 2008	—	$—	—	20,300
February 2008	164,812	1.19	164,812	305,488
March 2008	—	—	—	305,488

Total	164,812	$1.19	164,812

     Rockford has two publicly announced share repurchase programs. The first was announced on September 6, 2007, and was for up to 5% (or 470,000) of Rockford’s common shares. At the start of the first quarter of 2008 20,300 shares remain authorized for repurchase under this program. The second share repurchase program was announced on February 21, 2008 and is for up to an additional 5% (or 450,000) of Rockford’s common shares. Rockford repurchased 164,812 shares under these programs in the first quarter of 2008, including 20,300 shares under the first program and 144,512 shares under the second program. As a result of these repurchases, 305,488 shares remained authorized for repurchase under the second program as at March 31, 2008. These programs do not have a specified expiration date, but may be suspended or terminated at any time.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b) During the period from January 1, 2008, through March 31, 2008, Rockford filed the following reports on Form 8-K.
•	March 13, 2008 report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the year ended December 31, 2007. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	February 21, 2008 report disclosing on Item 9 that Rockford announced earning guidance for fiscal 2007 and new stock buy back program.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: April 28, 2008	By:	/s/ Richard G. Vasek
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