Form 10-Q
period 2008-06-30
ROCKFORD CORP
filed 2008-07-31
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:
     As of July 31, 2008, there were 8,581,208 shares of Common Stock, $.01 par value per share, outstanding, which is the only class of common stock of the Company registered under Section 12(g) of the Securities Act of 1933.

ROCKFORD CORPORATION AND SUBSIDIARIES

Forward-Looking Statements
     We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, business strategy, products and product development, dependence on significant customers and suppliers, and the adequacy of our available cash resources. Our statements may contain projections of future events, including results of operations or financial condition. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	June 30,
	2007	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $929 and $445 at December 31, 2007 and June 30, 2008, respectively	15,885	20,574
Inventories	14,352	10,616
Prepaid expenses and other current assets	1,224	666

Total current assets	31,461	31,856
Property and equipment, net	1,905	1,943
Other assets	646	443

Total assets	$34,012	$34,242

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,794	$7,881
Accrued salaries and incentives	1,415	1,604
Accrued warranty and returns	1,267	888
Other accrued expenses	1,640	1,800
Current portion of capital lease and other long-term liabilities	760	581
Notes payable, less unaccreted discount of $66 at June 30, 2008	—	7,434
Asset-based credit facility	3,475	3,445

Total current liabilities	14,351	23,633
Notes payable, less unaccreted discount of $130 at December 31, 2007	9,582	158
Long-term portion of capital lease and other long-term liabilities	133	75

Total liabilities	24,066	23,866
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000 Issued shares —9,395,720 at December 31, 2007 and 9,395,720 shares at June 30, 2008	94	94
Additional paid-in capital	38,319	38,414
Accumulated deficit	(27,569)	(26,821)
Less: Treasury stock, at cost (449,700 and 814,512 shares at December 31, 2007 and June 30, 2008, respectively)	(898)	(1,311)

Total shareholders’ equity	9,946	10,376

Total liabilities and shareholders’ equity	$34,012	$34,242

Note: The consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net sales	$26,740	$21,786	$53,112	$40,230
Cost of goods sold	18,342	14,163	36,834	26,251

Gross profit	8,398	7,623	16,278	13,979
Operating expenses:
Sales and marketing	3,889	3,410	7,353	6,605
General and administrative	2,452	3,255	6,588	5,660
Research and development	704	716	1,512	1,356

Total operating expenses	7,045	7,381	15,453	13,621

Operating income	1,353	242	825	358
Interest and other expense (income), net	383	(597)	722	(390)

Income from operations before income taxes	970	839	103	748
Income tax expense	—	—	—	—

Net income	$970	$839	$103	$748

Net income per common share:
Basic	$0.10	$0.10	$0.01	$0.08

Diluted	$0.10	$0.09	$0.01	$0.08

Weighted average shares:
Basic	9,401	8,744	9,399	8,813

Diluted	11,499	10,576	9,469	8,813

See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2007	2008
Cash flow from operating activities:
Net income	$103	$748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	852	806
Gain on sale of property and equipment	(33)	(29)
Share based compensation expense	148	95
Provision for doubtful accounts	251	336
Provision for inventory	708	213
Loss on legal settlement and special charges	818	—
Impairment of other assets	—	188
Net gain on buyback of notes	—	(812)
Changes in operating assets and liabilities:
Accounts receivable	(7,994)	(5,026)
Inventories	1,337	3,524
Prepaid expenses and other current assets	445	270
Accounts payable	1,879	2,088
Accrued salaries and incentives	(451)	142
Accrued warranty and returns	(94)	(379)
Other accrued expenses	267	133

Net cash provided by (used in) in operating activities	(1,764)	2,297
Cash flow from investing activities:
Purchases of property and equipment	(358)	(574)
Proceeds from sale of property and equipment	155	34
Net proceeds from divestiture of businesses	200	100
Decrease in other assets	16	45

Net cash (used in) provided by investing activities	13	(395)
Cash flow from financing activities:
Proceeds from line of credit	48,221	34,700
Payments on line of credit	45,712	(34,730)
Payments on notes payable	—	(1,253)
Payments on capital lease obligations	(21)	(23)
Payment on other debt	(750)	(184)
Purchase of treasury stock	—	(412)
Proceeds from exercise of stock options	11	—

Net cash (used in) provided by financing activities	1,749	(1,902)
Effect of exchange rate changes on cash	2	—

Net increase in cash flow	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	—

See accompanying notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
1. Basis of Presentation and Accounting Policy
Unaudited Interim Financial Information
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
     Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results you may expect for the year ending December 31, 2008, or for any other period. Certain reclassifications have been made to the June 30, 2007 interim financial statements in order to conform to the June 30, 2008 presentation.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008.
Accounting Policy
     During the three months ended June 30, 2008 Rockford refined its estimates for calculating its allowance for warranty and sales returns. This change in estimate resulted in a decrease of the reserve by approximately $0.4 million and $0.4 million or $0.04 and $0.05 per diluted share for the three and six month periods ending June 30, 2008, respectively.
2. Inventories
     Inventories consist of the following:

	December 31,	June 30,
	2007	2008
	(In thousands)
Raw materials	$3,564	$2,113
Work-in-progress	246	300
Finished goods	10,542	8,203

	$14,352	$10,616

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
3. Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator:
Net income	$970	$839	$103	$748
Plus:
Income impact of assumed conversion of convertible debt	184	163	—	—

Diluted net income available to shareholders	$1,154	$1,002	$103	$748

Denominator:
Denominator for basic net income per share	9,401	8,744	9,399	8,813
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debt	2,061	1,832	—	—
Employee stock options	37	—	70	—
Warrants	—	—	—	—

Dilutive potential common shares	2,098	1,832	70	—

Denominator for diluted net income per share	11,499	10,576	9,469	8,813

Income per common share:
Net income
Basic	$0.10	$0.10	$0.01	$0.08

Diluted	$0.10	$0.09	$0.01	$0.08

     Rockford also has $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share at June 30, 2008. The noteholders may convert the notes into the Rockford’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes are scheduled to convert into 1,626,898 shares of Rockford’s common stock. The convertible senior subordinated secured notes were not included in the diluted income per share calculation for the six month periods ended June 30, 2007 and 2008, as they were not dilutive. Rockford excluded the warrants in the diluted income per share calculations for the periods presented because the exercise price of the warrants exceed the average market price of the stock.
     In May of 2008 Rockford’s shareholders approved a new stock option plan authorizing an additional 500,000 stock options for future grants.
     Outstanding stock options with exercise prices (plus unearned compensation for unvested awards) greater than the average market price of Rockford’s common stock during the period are excluded from the computation of diluted net income per share of common stock. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2008	2007	2008
Outstanding options	1,221	1,654	1,221	1,654
Average exercise price	$5.08	$4.18	$5.08	$4.18

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. Notes Payable and Long-Term Debt
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 5.0% at June 30, 2008. As of June 30, 2008, Rockford was in compliance with all applicable covenants. The availability under the credit facility at June 30, 2008 was approximately $12.1 million in excess of the outstanding balance of $3.4 million.
     The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $3.5 million and $3.4 million outstanding balances as of December 31, 2007 and June 30, 2008, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.
     Rockford has outstanding $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share at June 30, 2008. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 1,626,898 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets. Rockford was in compliance with all applicable covenants under the indenture for the convertible notes as of June 30, 2008.
     In May of 2008, Rockford repurchased $2.0 million of the convertible notes and 190,000 associated warrants for a total price of approximately $1.2 million. In connection with this repurchase Rockford recorded a gain to interest and other expense (income), net of approximately $0.8 million, net of fees and write-off of the related portion of unamortized debt issuance costs. The repurchase reduced the outstanding principal of the notes from $9.5 million to the $7.5 million balance described in the preceding paragraph.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
5. Income Taxes
     Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Adoption had no net impact because the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million in tax assets would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance, could favorably affect Rockford’s effective income tax rate.
     Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, Rockford has not recorded any related expense in its statement of operations. Rockford’s 2003-2007 years remain subject to examination for federal income tax purposes, as well as for certain state taxing jurisdictions where Rockford operates. The statute of limitations for certain years may be extended if Rockford were to utilize certain of its carryover attributes from years outside of this range. Rockford does not expect the amount of unrecognized tax benefits to increase or decrease significantly over the next twelve months.
6. Special Charges
     During the first quarter of 2007 Rockford recorded a special charge of approximately $1.1 million related to departing employees. The charge is primarily due to costs associated with the Retirement and Salary Continuation Agreement Rockford entered into with its former CEO.
     During the second quarter of 2008, Rockford recorded a special charge of approximately $0.5 million. The charge is primarily due to cost associated with the elimination of two executive officer positions.
     Those charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by the quarter ending September 30, 2009. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2007, the changes in the six month period ending June 30, 2008, and the outstanding liabilities at June 30, 2008 (in thousands).

		Six months ended
		June 30, 2008
	Liability at				Liability at
	December 31,	Reserve		Adjustments	June 30,
	2007	Recorded	Payments	To Reserve	2008
Post Employment Costs:	$584	$473	$(282)	$23	$798
7.  Stock Purchase Program
     In September 2007 and February 2008, Rockford’s Board of Directors authorized two common share repurchase programs that enable Rockford to purchase, in the open market and through negotiated transactions, up to approximately 920,000 of its outstanding common shares. Rockford had repurchased 814,512 shares for an aggregate purchase price of approximately $1.3 million under these programs through June 30, 2008. Rockford’s current credit agreement permits stock purchases up to $3.5 million.

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
     Most of Rockford’s products are now outsourced, with only limited internal assembly of amplifiers remaining as of the first half of 2008. Rockford expects to complete the outsourcing of amplifier assembly in late 2008, allowing the removal of another layer of overhead in its manufacturing operations in 2009. With the completion of its outsourcing projects, and assuming only moderate changes in exchange rates and international trading conditions, Rockford anticipates that its 2008 and 2009 results will reflect a further reduction in its cost structure.
     Rockford’s sales are now focused on the mass retail, independent specialist, international distribution and OEM channels. In 2007 Rockford’s aftermarket mobile audio sales were down, with decreases in both the mass retail and independent specialist channels, partly offset by an increase in international sales. In the first half of 2008 sales were down in all of the aftermarket channels including international. The mobile audio aftermarket in the U.S. was down significantly, creating an environment in which competitors in the aftermarket channels continued aggressive pricing and promotional activity, which contributed to Rockford’s sales decrease.
     Rockford is working to increase aftermarket sales and believes its current products perform better than the products Rockford had previously offered. Their improved performance contributes positively to Rockford’s sales efforts as dealers have found their installation to be easier and their operation to be more powerful and more reliable. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. If consumer spending as a whole decreases more significantly, Rockford expects the mobile audio aftermarket would also decline significantly and Rockford would likely suffer a decrease in its aftermarket sales. In the first half of 2008 Rockford’s aftermarket sales were reduced because Rockford did not introduce comprehensive new product lines in 2008 and, therefore, did not repeat either the “pipeline fill” sales or the end of life sales that increased sales in the first half of 2007.
     In 2007 Rockford experienced a decline in OEM sales, due primarily to Nissan’s lower North American auto sales. In the first half of 2008 OEM sales were particularly impacted by Nissan’s reduced volume of truck and SUV sales. Rockford’s OEM products are concentrated in the Nissan truck and SUV vehicles, so that a decrease affecting sales of those vehicles has a disproportionate impact on Rockford OEM sales. If decreases in consumer spending significantly reduce Nissan and Mitsubishi vehicle sales, or if other changes in demand reduce sales of the particular vehicles in which Rockford’s systems are offered, OEM sales may decline further.

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6	65.0	69.4	65.3

Gross profit	31.4	35.0	30.6	34.8
Operating expenses:
Sales and marketing	14.5	15.7	13.8	16.4
General and administrative	9.2	14.9	12.4	14.1
Research and development	2.6	3.3	2.9	3.4

Total operating expenses	26.3	33.9	29.1	33.9

Operating income	5.1	1.1	1.5	0.9
Interest and other expense (income), net	1.3	(2.7)	1.3	(1.0)

Income before income tax	3.6	3.8	0.2	1.9
Income tax expense	—	—	—	—

Net income	3.6%	3.8%	0.2%	1.9%

     Cost of goods sold primarily consists of product costs, direct labor and manufacturing costs associated with production of Rockford’s products as well as warehousing, freight-in and customer service expenses.
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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Region: (1)
United States	$21,077	$17,641	$43,109	$32,796
Other Americas	2,430	2,044	4,250	3,480
Europe	2,042	1,472	3,642	2,521
Asia	1,191	628	2,111	1,433

Total sales	$26,740	$21,785	$53,112	$40,230

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Net Sales. Net sales decreased by $5.0 million, or 18.5%, to $21.8 million for the three months ended June 30, 2008, from $26.7 million for the three months ended June 30, 2007. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers. Net sales for the three months ended June 30, 2007 also included sales of end-of-life product and initial pipeline shipments of Rockford’s 2007 new product line. These reductions were partially offset by lower sales discounts in 2008 compared to the higher discounts incurred for end-of-life product sales in 2007. OEM royalty revenue for the three months ended June 30, 2008 and 2007 were $1.6 million and $1.7 million, respectively.
     U.S. sales decreased by $3.4 million, or 16.3%, to $17.6 million for the three months ended June 30, 2008, from $21.1 million for the three months ended June 30, 2007. International sales decreased by $1.5 million, or 26.8%, to $4.1 million for the three months ended June 30, 2008, from $5.7 million for the three months ended June 30, 2007. The decrease in international sales was primarily due to the lack in 2008 of end-of-life product sales and initial pipeline shipments of Rockford’s new product lines that had increased sales in the second quarter of 2007.
     Gross Profit. Gross profit decreased by $0.8 million, or 9.2%, to $7.6 million for the three months ended June 30, 2008 from $8.4 million for the three months ended June 30, 2007. As a percent of sales, gross profit increased to 35.0% for the three months ended June 30, 2008, from 31.4% for the three months ended June 30, 2007. The increase in gross profit as a percent of net sales is primarily due to lower product cost, discounts, and manufacturing variances and higher royalty revenue as a percent of net sales. These improvements were partially offset by lower net sales.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.5 million, or 12.3%, to $3.4 million for the three months ended June 30, 2008 from $3.9 million for the three months ended June 30, 2007. As a percent of sales, sales and marketing expenses increased to 15.7% for the three months ended June 30, 2008 from 14.5% for the three months ended June 30, 2007. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight expenses resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses increased by $0.8 million or 32.8%, to $3.3 million for the three months ended June 30, 2008 from $2.5 million for the three months ended June 30, 2007. As a percent of sales, general and administrative expenses increased to 14.9% for the three months ended June 30, 2008 from 9.2% for the three months ended June 30, 2007. The increase in general and administrative expenses is due primarily to a special charge of approximately $0.5 million associated with the elimination of two executive officer positions and an increase in bad debt expense. The increase was partially offset by lower personnel related expenses and professional fees.
     Research and Development Expenses. Research and development expenses were flat for the three months ended June 30, 2008, and 2007 at $0.7 million. As a percent of sales, these expenses increased to 3.3% for the three months ended June 30, 2008, from 2.6% for the three months ended June 30, 2007. The increase in research and development expenses as a percent of sales is primarily due to lower net sales.
     Operating Income. Operating income declined by $1.1 million, to $0.2 million for the three months ended June 30, 2008 from $1.4 million for the three months ended June 30, 2007. As a percent of sales, operating income declined to 1.1% for the three months ended June 30, 2008, from 5.1% for the three months ended June 30, 2007. The decline in operating income is primarily due to lower net sales and the $0.5 million special charge.
     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense, currency and other gains and losses. Interest and other expense (income), net, improved by $1.0 million or 255.9%, to income of $0.6 million for the three months ended June 30, 2008 from expense of $0.4 million for the three months ended June 30, 2007. The improvement is primarily attributable to a gain of approximately $0.8 million arising from the repurchase of $2.0 million face value of convertible notes and to lower interest expense in 2008 due to lower levels of borrowings and lower effective borrowing rates.
     Income Tax Expense. Income tax expense from operations was zero expense for the three months ended June 30, 2008 and June 30, 2007. The effective income tax rates were 0.0% for the three months ended June 30, 2008 and 2007. Rockford did not record any tax expense on income in the second quarter of 2008 and 2007 for financial reporting purposes. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Net Sales. Net sales decreased by $12.9 million, or 24.3%, to $40.2 million for the six months ended June 30, 2008, from $53.1 million for the six months ended June 30, 2007. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers. Net sales for the six months ended June 30, 2007 included sales of end-of-life product and initial pipeline shipments of Rockford’s 2007 new product line. These reductions were partially offset by lower sales discounts in 2008 compared to the higher discounts incurred for end-of-life product sales in 2007. OEM royalty revenue for the six months ended June 30, 2008 and 2007 were $3.4 million and $2.8 million, respectively.
     U.S. sales decreased by $10.3 million, or 23.9%, to $32.8 million for the six months ended June 30, 2008, from $43.1 million for the six months ended June 30, 2007. International sales decreased by $2.6 million, or 25.7%, to $7.4 million for the six months ended June 30, 2008, from $10.0 million for the six months ended June 30, 2007. The decrease in international sales was primarily due to the lack in 2008 of end-of-life product sales and initial pipeline shipments of Rockford’s new product lines that had increased sales in the first half of 2007.
     Gross Profit. Gross profit decreased by $2.3 million, or 14.1%, to $14.0 million for the six months ended June 30, 2008 from $16.3 million for the six months ended June 30, 2007. As a percent of sales, gross profit increased to 34.8 % for the six months ended June 30, 2008, from 30.6% for the six months ended June 30, 2007. The increase in gross profit as a percent of net sales is primarily due to lower product cost, discounts, and manufacturing variances and higher royalty revenue as a percent of net sales. These improvements were partially offset by lower net sales.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.7 million, or 10.2%, to $6.6 million for the six months ended June 30, 2008 from $7.4 million for the six months ended June 30, 2007. As a percent of sales, sales and marketing expenses increased to 16.4% for the six months ended June 30, 2008 from 13.8% for the six months ended June 30, 2007. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight expenses resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses decreased by $0.9 million or 14.0%, to $5.7 million for the six months ended June 30, 2008 from $6.6 million for the six months ended June 30, 2007. As a percent of sales, general and administrative expenses increased to 14.1% for the six months ended June 30, 2008 from 12.4% for the six months ended June 30, 2007. The decrease in general and administrative expenses is due in large part to a special charge of approximately $1.1 million in the 2007 period related to departing employees and lower personnel related expenses and professional fees. Most of the special charge arose from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO. The 2008 period included a special charge of approximately $0.5 million associated with the elimination of two executive officer positions.
     Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 10.3%, to $1.4 million for the six months ended June 30, 2008 from $1.5 million for the six months ended June 30, 2007. As a percent of sales, these expenses increased to 3.4% for the six months ended June 30, 2008, from 2.9% for the six months ended June 30, 2007. The decrease in research and development expenses is primarily related to the costs associated with the launch of Rockford’s 2007 new products in the 2007 period.
     Operating Income. Operating income decreased by $0.5 million, to $0.4 million for the six months ended June 30, 2008 from $0.8 million for the six months ended June 30, 2007. As a percent of sales, operating income decreased to 1.3% for the six months ended June 30, 2008, from 0.9% for the six months ended June 30, 2007. This reduction in operating income is primarily due to lower sales partially offset by lower operating expenses.
     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense, currency and other gains and losses. Interest and other expense (income), net, improved by $1.1 million or 154.0%, to income of $0.4 million for the six months ended June 30, 2008 compared to expense of $0.7 million for the six months ended June 30, 2007. The improvement is primarily attributable to the gain of approximately $0.8 million arising from the repurchase of $2.0 million face value of convertible notes and to lower interest expense in 2008 due to lower levels of borrowings and lower effective borrowing rates.
     Income Tax Expense. Income tax expense from operations was zero expense for the six months ended June 30, 2008 and June 30, 2007. The effective income tax rates were 0.0% for the six months ended June 30, 2008 and 2007. Rockford did not record any tax expense on income in the first six months of 2008 and 2007 for financial reporting purposes. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow provided by operations was $2.3 million for the six months ended June 30, 2008 compared to $1.8 million of cash used by operations for the six months ended June 30, 2007. A reduction in inventory was the primary source of cash for Rockford during the first six months of 2008. An increase in accounts receivable was the primary use of cash during the first six months of 2008.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 5.0% at June 30, 2008. As of June 30, 2008, Rockford was in compliance with all applicable covenants. The availability under the credit facility at June 30, 2008 was approximately $12.1 million in excess of the outstanding balance of $3.4 million.
     Rockford has outstanding $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share at June 30, 2008. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 1,626,898 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets.
     In May of 2008, Rockford repurchased $2.0 million of the convertible notes and 190,000 associated warrants for a total price of approximately $1.2 million. In connection with this repurchase Rockford recorded a gain to interest and other expense (income), net of approximately $0.8 million, net of fees and write-off of the related portion of unamortized debt issuance costs. The repurchase reduced the outstanding principal of the notes from $9.5 million to the $7.5 million balance described in the preceding paragraph
     In September 2007 and February 2008, Rockford’s Board of Directors authorized two common share repurchase programs that enable Rockford to purchase, in the open market and through negotiated transactions, up to approximately 920,000 of its outstanding common shares. Rockford had repurchased 814,512 shares for an aggregate purchase price of approximately $1.3 million under these programs through June 30, 2008. Rockford’s current credit agreement permits stock purchases up to $3.5 million.
     Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2008 and 2009, and available borrowings under its credit facility, will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford does not expect asset sales will be a significant source of cash in 2008 or 2009.
     At the redemption date for the outstanding notes on June 10, 2009, and assuming the noteholders do not convert the notes into shares, Rockford will be required to pay $7.5 million to redeem the notes. Based on its current cash-flow forecasts Rockford anticipates that it will have available borrowings under its credit facility to complete this redemption. This availability could be impacted by adverse economic events and, if it is, Rockford may need to secure additional borrowings or equity to fund the required redemption.
     Rockford had working capital of $8.2 million at June 30, 2008, compared to $17.1 million at December 31, 2007. The significant components of working capital at June 30, 2008 include:
•	Rockford had no cash and cash equivalents at June 30, 2008 and December 31, 2007. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $20.6 million at June 30, 2008 compared to $15.9 million at December 31, 2007. The increase in accounts receivable balances is primarily due to increased sales late in the first half of 2008 and higher royalty receivables compared to the fourth quarter of 2007.

•	Rockford’s inventory position decreased from $14.4 million at the end of 2007 to $10.6 million at June 30, 2008. This inventory decrease was primarily due to outsourcing, improved inventory turns, and the reduction of end of life inventory.

•	Accounts payable increased $2.1 million, from $5.8 million at December 31, 2007 to $7.9 million at June 30, 2008. This increase was primarily due to the timing of inventory purchases resulting from increased sales late in the first half of 2008 compared to the fourth quarter of 2007.

•	At June 30, 2008, $7.5 million outstanding convertible notes were classified as current liabilities due to a maturing date within the next 12 months. This had an unfavorable impact on working capital compared to December 31, 2007.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $3.4 million and $3.5 million outstanding balance as at June 30, 2008 and December 31, 2007, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 24, 2011, and Rockford currently expects to maintain the facility until it matures.
     Investing activities used $0.4 million of cash for the six months ended June 30, 2008 and provided $13,000 of cash for the six months ended June 30, 2007. Capital expenditures, the primary use of cash from investing activities, were $0.6 million for the six months ended June 30, 2008 versus $0.4 million for the six months ended June 30, 2007. Rockford’s capital spending is primarily in tooling for specific product lines, and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than additional expenditures that may arise from future OEM development opportunities.
     As of June 30, 2008, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at June 30, 2008. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
Critical Accounting Policies and Estimates
     Income Taxes. Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Adoption had no net impact because the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million deferred tax assets would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance, could favorably affect the effective income tax rate.
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
     In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices at which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. Changes in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in the U.S./China exchange rate.
     At June 30, 2008, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
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
Inherent Limitations on Effectiveness of Controls
     Rockford’s management, including Rockford’s PEO and PFO, believes that Rockford’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, Rockford’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at June 30, 2008, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 14, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of shares
	Total number of	Average price paid	announced plans or	that may yet be purchased
Period	shares purchased	per share	programs*	under the plans or programs

April 2008	—	—	—	305,488
May 2008	—	—	—	305,488
June 2008	200,000	$1.08	200,000	105,488
Total for six months ended June 30, 2008	364,812	$1.13	364,812
     Rockford has two publicly announced share repurchase programs. The first was announced on September 6, 2007, and was for up to 5% (or 470,000) of Rockford’s common shares. At the start of the first quarter of 2008 20,300 shares remained authorized for repurchase under this program. The second share repurchase program was announced on February 21, 2008 and is for up to an additional 5% (or 450,000) of Rockford’s common shares. Rockford repurchased 364,812 shares under these programs in the first half of 2008, including 20,300 shares under the first program and 344,512 shares under the second program. As a result of these repurchases, 105,488 shares remained authorized for repurchase under the second program as at June 30, 2008. These programs do not have a specified expiration date, but may be suspended or terminated at any time.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	Rockford’s annual meeting of shareholders was held on May 8, 2008.

(b)	At the meeting, Rockford’s shareholders elected six Directors for one-year terms which expire at the annual shareholders meeting in 2009. The following tabulation represents voting for the Directors

		Withheld
Name	Votes For	Authority

Nicholas G. Bartol	7,992,748	148,402
Timothy C. Bartol	7,224,824	916,326
Ralph B. Godfrey	7,799,730	341,420
Jerry E. Goldress	7,799,930	341,220
William R. Jackson	7,992,948	148,202
John P. Lloyd	7,992,118	149,032
(c)	At the meeting, Rockford’s shareholders also approved the Rockford Corporation 2008 Stock Option Plan (the “Plan”). Under the Plan, which was adopted by the Board of Directors on March 12, 2008, incentive stock options and non-qualified stock options may be granted to Rockford’s directors, officers and employees. The holders of 4,005,953 common shares voted in favor of the Plan, the holders of 1,824,645 common shares voted against the Plan, the holders of 1,688 common shares abstained and the holders of 2,308,864 common shares did not vote.

(d)	At the annual meeting, Rockford’s shareholders ratified the appointment of Ernst & Young L.L.P. as Rockford’s auditors for 2008. The holders of 8,049,530 common shares voted to ratify the appointment, the holders of 91,620 common shares voted against the ratification.

(e)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.81	Eighth Amendment to Loan and Security Agreement, dated July 30, 2008, among Rockford and Wachovia Capital Finance Corporation (Western).

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b) During the period from April 1, 2008, through June 30, 2008, Rockford filed the following reports on Form 8-K.
•	April 28, 2008, report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of operations for the quarter ended March 31, 2008. This report furnished a copy of the press release under Item 9 of Form 8-K.

•	May 13, 2008, report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s repurchase of a portion of outstanding convertible notes and warrants. This report furnished a copy of the press release under Item 9 of Form 8-K.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: July 31, 2008	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.81	Eighth Amendment to Loan and Security Agreement, dated July 30, 2008, among Rockford and Wachovia Capital Finance Corporation (Western).

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.