Form 10-Q
period 2008-09-30
ROCKFORD CORP
filed 2008-10-31
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:
     As of October 30, 2008, there were 8,581,208 shares of Common Stock, $.01 par value per share, outstanding.

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
     Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which speak only as at the date on which they are made. Actual results may differ materially from those anticipated in our forward-looking statements. We disclaim any obligation or undertaking to update forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands except share data)

	December 31,	September 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $929 and $531 at December 31, 2007 and September 30, 2008, respectively	15,885	19,796
Inventories	14,352	13,273
Prepaid expenses and other current assets	1,224	661

Total current assets	31,461	33,730
Property and equipment, net	1,905	1,928
Other assets	646	389

Total assets	$34,012	$36,047

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,794	$9,283
Accrued salaries and incentives	1,415	1,713
Accrued warranty and returns	1,267	843
Other accrued expenses	1,640	1,646
Current portion of capital lease and other long-term liabilities	760	368
Notes payable, less unaccreted discount of $48 at September 30, 2008	—	7,452
Asset-based credit facility	3,475	5,017

Total current liabilities	14,351	26,322
Notes payable, less unaccreted discount of $130 at December 31, 2007	9,582	130
Long-term portion of capital lease and other long-term liabilities	133	13

Total liabilities	24,066	26,465
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000 Issued shares —9,395,720 at December 31, 2007 and 9,395,720 shares at September 30, 2008	94	94
Additional paid-in capital	38,319	38,503
Accumulated deficit	(27,569)	(27,704)
Less: Treasury stock, at cost (449,700 and 814,512 shares at December 31, 2007 and September 30, 2008, respectively)	(898)	(1,311)

Total shareholders’ equity	9,946	9,582

Total liabilities and shareholders’ equity	$34,012	$36,047

Note: The consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Net sales	$18,695	$18,187	$71,807	$58,418
Cost of goods sold	12,417	13,110	49,251	39,361

Gross profit	6,278	5,077	22,556	19,057
Operating expenses:
Sales and marketing	3,114	2,950	10,467	9,555
General and administrative	2,039	2,159	8,627	7,819
Research and development	688	646	2,200	2,003

Total operating expenses	5,841	5,755	21,294	19,377

Operating income (loss)	437	(678)	1,262	(320)
Interest and other expense (income), net	346	206	1,068	(185)

Income (loss) from operations before income taxes	91	(884)	194	(135)
Income tax expense	—	—	—	—

Net income (loss)	$91	$(884)	$194	$(135)

Net income (loss) per common share:
Basic	$0.01	$(0.10)	$0.02	$(0.02)

Diluted	$0.01	$(0.10)	$0.02	$(0.02)

Weighted average shares:
Basic	9,401	8,581	9,400	8,735

Diluted	9,401	8,581	9,434	8,735

See accompanying notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	September 30,
	2007	2008
Cash flow from operating activities:
Net income (loss)	$194	$(135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,262	1,175
Gain on sale of property and equipment	(33)	(55)
Share based compensation expense	223	184
Provision for doubtful accounts	195	505
Provision for inventory	726	386
Loss on legal settlement and special charges	681	—
Impairment of other assets	—	188
Net gain on buyback of notes	—	(812)
Changes in operating assets and liabilities:
Accounts receivable	295	(4,416)
Inventories	3,535	693
Prepaid expenses and other current assets	690	275
Accounts payable	(1,687)	3,490
Accrued salaries and incentives	(398)	242
Accrued warranty and returns	(374)	(424)
Other accrued expenses	(284)	(18)

Net cash provided by operating activities	5,025	1,278
Cash flow from investing activities:
Purchases of property and equipment	(418)	(863)
Proceeds from sale of property and equipment	156	66
Net proceeds from divestiture of businesses	300	100
Decrease in other assets	(22)	52

Net cash provided by (used in) investing activities	16	(645)
Cash flow from financing activities:
Proceeds from line of credit	68,409	55,871
Payments on line of credit	(72,475)	(54,329)
Payments on notes payable	—	(1,727)
Payments on capital lease obligations	(32)	(35)
Payment on other debt	(976)	—
Purchase of treasury stock	—	(413)
Proceeds from exercise of stock options	11	—

Net cash used in financing activities	(5,063)	(633)
Effect of exchange rate changes on cash	22	—

Net increase in cash flow	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	—

See accompanying notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
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
     Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results you may expect for the year ending December 31, 2008, or for any other period.
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
     A reconciliation of the warranty and returns reserve activity is as follows for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)
Balance at the beginning of period	$2,104	$888	$2,199	$1,267
Provision for warranties and returns	562	1,000	3,006	2,949
Net settlements made during the period	(1,140)	(1,045)	(3,379)	(3,373)

Balance at the end of the period	$1,826	$843	$1,826	$843

2. Inventories
     Inventories consist of the following:

	December 31,	September 30,
	2007	2008
	(In thousands)
Raw materials	$3,564	$1,466
Work-in-progress	246	199
Finished goods	10,542	11,608

	$14,352	$13,273

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
3. Earnings Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Numerator:
Net income (loss)	$91	$(884)	$194	$(135)
Plus:
Income impact of assumed conversion of convertible debt	—	—	—	—

Diluted net income (loss) available to shareholders	$91	$(884)	$194	$(135)

Denominator:
Denominator for basic net income (loss) per share	9,401	8,581	9,400	8,735
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debt	—	—	—	—
Employee stock options	—	—	34	—
Warrants	—	—	—	—

Dilutive potential common shares	—	—	34	—

Denominator for diluted net income (loss) per share	9,401	8,581	9,434	8,735

Net income (loss) per common share:
Basic	$0.01	$(0.10)	$0.02	$(0.02)

Diluted	$0.01	$(0.10)	$0.02	$(0.02)

     Rockford has $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share at September 30, 2008. The noteholders may convert the notes into the Rockford’s common stock at any time before their redemption. Redemption is expected at the latest on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes are scheduled to convert into 1,626,898 shares of Rockford’s common stock. The convertible senior subordinated secured notes were not included in the diluted income per share calculation for the three and nine month periods ended September 30, 2007 and 2008, as they were not dilutive. Rockford excluded the warrants in the diluted net income per share calculations for the periods presented because the exercise price of the warrants exceed the average market price of the stock.
     In May of 2008, Rockford’s shareholders approved a new stock option plan authorizing grants of stock options covering up to 500,000 additional shares of Rockford’s Common Stock.
     The effect of 8,000 and 14,000 employee stock options which would have increased net shares outstanding using the treasury stock method were not included in the diluted loss per share calculation for three and nine month periods ended September 30, 2008 respectively, as they were not dilutive due to the net loss for the periods.
     Outstanding stock options with exercise prices (plus unearned compensation for unvested awards) greater than the average market price of Rockford’s common stock during the period are excluded from the computation of diluted net income per share of common stock. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2008	2007	2008
Outstanding options	1,823	1,632	1,205	1,632
Average exercise price	$4.13	$4.20	$5.10	$4.20

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. Notes Payable and Long-Term Debt
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 5.0% at September 30, 2008. As of September 30, 2008, Rockford was in compliance with applicable covenants. The availability under the credit facility at September 30, 2008 was approximately $10.0 million in excess of the outstanding balance of $5.0 million.
     The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $3.5 million and $5.0 million outstanding balances as of December 31, 2007 and September 30, 2008, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.
     Rockford has outstanding $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share at September 30, 2008. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption. Redemption is expected at the latest on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 1,626,898 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets. Rockford was in compliance with applicable covenants under the indenture for the convertible notes as of September 30, 2008.
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
     Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, Rockford has not recorded any related expense in its statement of operations. Rockford’s 2003-2007 years remain subject to examination for federal income tax purposes, as well as for certain state taxing jurisdictions where Rockford operates. The statute of limitations for certain years may be extended if Rockford were to utilize certain of its carryover attributes from years outside of this range. Rockford does not expect the amount of unrecognized tax benefits to increase or decrease significantly over the next twelve months.
6. Special Charges
     During the first quarter of 2007 Rockford recorded a special charge of approximately $1.1 million related to departing employees. The charge is primarily due to costs associated with the Retirement and Salary Continuation Agreement Rockford entered into with its former CEO.
     During the second and third quarter of 2008 Rockford recorded special charges of approximately $0.5 million and $0.3 million, respectively. The second quarter charge is due to cost associated with the elimination of two executive officer positions. The third quarter charge is due to severance cost for personnel who will be discharged associated with the planned closing of Rockford’s Tempe manufacturing facilities in the fourth quarter of 2008 and the planned closing of its Michigan distribution facility in the second quarter of 2009.
     Each of the special charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by January 31, 2010. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2007, the changes in the nine month period ending September 30, 2008, and the outstanding liabilities at September 30, 2008 (in thousands).

		Nine months ended
	Liability at	September 30, 2008			Liability at
	December 31,	Reserve		Adjustments	September 30,
	2007	Recorded	Payments	To Reserve	2008
Post Employment Costs:	$584	$764	$(478)	$21	$891
7.  Stock Purchase Program
     In September 2007 and February 2008, Rockford’s Board of Directors authorized two common share repurchase programs that enable Rockford to purchase, in the open market or through negotiated transactions, up to approximately 920,000 of its outstanding common shares. Rockford had repurchased 814,512 shares for an aggregate purchase price of approximately $1.3 million under these programs through September 30, 2008. Rockford’s current credit agreement permits stock purchases up to $3.5 million.

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
     Most of Rockford’s products are now outsourced, with only limited internal assembly of amplifiers remaining as of the first nine months of 2008. Rockford expects to complete the outsourcing of amplifier assembly during the 4th quarter of 2008, allowing the removal of another layer of overhead in its manufacturing operations in 2009. With the completion of its outsourcing projects, and assuming only favorable or moderately adverse changes in exchange rates and international trading conditions, Rockford anticipates that its 2008 and 2009 results will reflect a further reduction in its cost structure.
     Rockford’s sales are now focused on the mass retail, independent specialist, international distribution and OEM channels. In 2007 Rockford’s aftermarket mobile audio sales were down, with decreases in both the mass retail and independent specialist channels, partly offset by an increase in international sales. In the first nine months of 2008 sales were down in all of the aftermarket channels including international. The mobile audio aftermarket in the U.S. was down significantly, creating an environment in which competitors in the aftermarket channels continued aggressive pricing and promotional activity, which contributed to Rockford’s sales decrease.
     Rockford is working to increase aftermarket sales and believes its current products perform better than the products Rockford had previously offered. Their improved performance contributes positively to Rockford’s sales efforts as dealers have found their installation to be easier and their operation to be more powerful and more reliable. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. If consumer spending as a whole decreases more significantly, Rockford expects the mobile audio aftermarket would also decline significantly and Rockford would likely suffer a decrease in its aftermarket sales. In the first nine months of 2008 Rockford’s aftermarket sales were also reduced because Rockford did not introduce comprehensive new product lines in 2008 and, therefore, did not repeat either the “pipeline fill” sales or the end of life sales that increased sales in the first nine months of 2007.
     Sales at the end of the 3rd Quarter of 2008 were substantially reduced by the financial meltdown at the end of September 2008. The meltdown led many of Rockford’s specialist dealers to postpone their end-of-quarter purchases because of the fearfully uncertain conditions in the final few days of the quarter. A significant portion of Rockford’s specialist dealer sales is concentrated in the final days of each month and quarter. Because the worst days of the crisis overlapped the end of the quarter, there was not time before the quarter ended to adjust sales programs or otherwise recover from these postponements. Rockford does not know whether it will be able to recover some of these sales in the fourth quarter and has seen mixed indicators from dealers about consumer behavior in the early part of the 4th Quarter of 2008. Rockford’s planning takes into account the increased uncertainty and risks associated with the recessionary environment created by the financial meltdown that occurred at the end of the 3rd Quarter of 2008.
     In 2007 Rockford experienced a decline in OEM sales, due primarily to Nissan’s lower North American auto sales. In the first nine months of 2008 OEM sales were particularly impacted by Nissan’s reduced volume of truck and SUV sales. Rockford’s OEM products are concentrated in Nissan trucks and SUVs, so that a decrease affecting sales of those vehicles has a disproportionate impact on Rockford OEM sales. If decreases in consumer spending significantly reduce Nissan and Mitsubishi vehicle sales, or if other changes in demand reduce sales of the particular vehicles in which Rockford’s systems are offered, OEM sales may decline further. Because the financial events at the end of the 3rd Quarter increased consumer fears and reduced or eliminated available financing, the short term outlook is for continued reductions in vehicle sales and Rockford’s OEM revenue. On the other hand, leasing has been an impediment to aftermarket audio sales because consumers are less willing to modify leased vehicles. In the longer term the present shift away from vehicle leasing may contribute to a revival in aftermarket audio sales because consumers will own and be more willing to modify their vehicles.

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.4	72.1	68.6	67.4

Gross profit	33.6	27.9	31.4	32.6
Operating expenses:
Sales and marketing	16.6	16.2	14.6	16.4
General and administrative	10.9	11.9	12.0	13.4
Research and development	3.7	3.5	3.0	3.4

Total operating expenses	31.2	31.6	29.6	33.2

Operating income (loss)	2.4	(3.7)	1.8	(0.6)
Interest and other expense (income), net	1.8	1.1	1.5	(0.4)

Income (loss) before income tax	0.5	(4.8)	0.3	(0.2)
Income tax expense	—	—	—	—

Net income (loss)	0.5%	(4.8)%	0.3%	(0.2)%

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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
	(In thousands)		(In thousands)
Region: (1)
United States	$14,990	$13,931	$58,097	$46,731
Other Americas	1,634	1,727	5,872	5,204
Europe	1,208	1,650	4,856	4,171
Asia	863	879	2,982	2,312

Total sales	$18,695	$18,187	$71,807	$58,418

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Net Sales. Net sales decreased by $0.5 million, or 2.7% to $18.2 million for the three months ended September 30, 2008 compared to $18.7 million for the three months ended September 30, 2007. Net sales for the three months ended September 30, 2008 included a one-time promotional shipment of approximately $3.0 million to a major customer for a fourth quarter retail promotion. Without this one-time promotional shipment net sales would have decreased approximately 19% for the three months ended September 30, 2008. Sales to OEM, mass retail and independent specialist customers declined for the three month period ended September 30, 2008. These reductions were partially offset by lower sales discounts in 2008 compared to 2007. OEM royalty revenue decreased to $1.1 million for the three months ended September 30, 2008, compared to $2.0 million for the same period in 2007.
     U.S. sales decreased by $1.1 million, or 7.1%, to $13.9 million for the three months ended September 30, 2008, from $15.0 million for the three months ended September 30, 2007. International sales increased by $0.6 million, or 14.9%, to $4.3 million for the three months ended September 30, 2008, from $3.7 million for the three months ended September 30, 2007. The increase in international sales was primarily due to Rockford’s international distributors buying larger quantities early in the third quarter of 2008 in advance of a planned price increase by Rockford.
     Gross Profit. Gross profit decreased by $1.2 million, or 19.1%, to $5.1 million for the three months ended September 30, 2008 from $6.3 million for the three months ended September 30, 2007. As a percent of sales, gross profit decreased to 27.9% for the three months ended September 30, 2008, from 33.6% for the three months ended September 30, 2007. The decrease in gross profit as a percent of net sales is primarily due to the one-time promotional shipment, which was at lower than normal gross margin, and to lower royalty revenue. These reductions were partially offset by lower product cost, discounts, and manufacturing variances.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.2 million, or 5.3%, to $3.0 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007. As a percent of sales, sales and marketing expenses decreased to 16.2% for the three months ended September 30, 2008 from 16.6% for the three months ended September 30, 2007. The decrease in sales and marketing expenses was primarily due to lower sales commissions resulting from lower sales and reduced promotional expenses.
     General and Administrative Expenses. General and administrative expenses increased by $0.1 million or 5.9%, to $2.2 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007. As a percent of sales, general and administrative expenses increased to 11.9% for the three months ended September 30, 2008 from 10.9% for the three months ended September 30, 2007. The increase was primarily due to a special charge of $0.3 million related to severance cost associated with Rockford’s planned closing of manufacturing and distribution facilities. This was partially offset by lower personnel related expenses and professional fees.
     Research and Development Expenses. Research and development expenses decreased by $0.1 million or 6.1% to $0.6 million for the three months ended September 30, 2008 from $0.7 million for the three months ended September 30, 2007. As a percent of sales, these expenses decreased to 3.5% for the three months ended September 30, 2008, from 3.7% for the three months ended September 30, 2007. The decrease in research and development expenses as a percent of sales is primarily due to the cost associated with the launch of Rockford’s 2007 new products in the 2007 period.
     Operating Income (Loss). Operating income (loss) declined by $1.1 million, to an operating loss of $0.7 million for the three months ended September 30, 2008 from operating income of $0.4 million for the three months ended September 30, 2007. As a percent of sales, operating loss was 3.7% for the three months ended September 30, 2008, down from operating income of 2.4% for the three months ended September 30, 2007. The decline in operating income is primarily due to lower net sales and lower gross margins.
     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense, currency and other gains and losses. Interest and other expense (income), net, decreased by $0.1 million or 40.5%, to $0.2 million for the three months ended September 30, 2008 from $0.3 million for the three months ended September 30, 2007. The improvement is primarily attributable to lower interest expense in 2008 due to lower levels of borrowings and lower effective borrowing rates.

     Income Tax Expense. Income tax expense from operations was zero expense for the three months ended September 30, 2008 and September 30, 2007. Due to operating losses for which a full valuation reserve is recorded, Rockford did not record any tax expense (benefit) on income (loss) in the third quarter of 2008 and 2007 for financial reporting purposes. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Net Sales. Net sales decreased by $13.4 million, or 18.6%, to $58.4 million for the nine months ended September 30, 2008, from $71.8 million for the nine months ended September 30, 2007. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers. Net sales for the nine months ended September 30, 2007 included sales of end-of-life product and initial pipeline shipments of Rockford’s 2007 new product line; Rockford did not change its product line to the same degree in 2008 and, therefore, did not have comparable end-of-life sales and pipeline fill in 2008. These reductions were partially offset by lower sales discounts in 2008 compared to the higher discounts incurred for end-of-life product sales in 2007. OEM royalty revenue decreased $4.4 million for the nine months ended September 30, 2008 from $4.8 million to in the same period in 2007.
     U.S. sales decreased by $11.4 million, or 19.6%, to $46.7 million for the nine months ended September 30, 2008, from $58.1 million for the nine months ended September 30, 2007. International sales decreased by $2.0 million, or 14.8%, to $11.7 million for the nine months ended September 30, 2008, from $13.7 million for the nine months ended September 30, 2007. The decrease in international sales was primarily due to the lack in 2008 of end-of-life product sales and initial pipeline shipments of Rockford’s new product lines that had increased sales in the first nine months of 2007.
     Gross Profit. Gross profit decreased by $3.5 million, or 15.5%, to $19.1 million for the nine months ended September 30, 2008 from $22.6 million for the nine months ended September 30, 2007. As a percent of sales, gross profit increased to 32.6% for the nine months ended September 30, 2008, from 31.4% for the nine months ended September 30, 2007. The reduction in gross profit was due to decreased net sales and royalty revenue. The increase in gross profit as a percent of net sales is primarily due to lower product cost, reduced discounts and manufacturing variances, and higher royalty revenue as a percent of net sales.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.9 million, or 8.7%, to $9.6 million for the nine months ended September 30, 2008 from $10.5 million for the nine months ended September 30, 2007. As a percent of sales, sales and marketing expenses increased to 16.4% for the nine months ended September 30, 2008 from 14.6% for the nine months ended September 30, 2007. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight expenses resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses decreased by $0.8 million or 9.4%, to $7.8 million for the nine months ended September 30, 2008 from $8.6 million for the nine months ended September 30, 2007. As a percent of sales, general and administrative expenses increased to 13.4% for the nine months ended September 30, 2008 from 12.0% for the nine months ended September 30, 2007. The decrease in general and administrative expenses is due in large part to a special charge of approximately $1.1 million in the 2007 period related to departing employees and lower personnel related expenses and professional fees. Most of the special charge arose from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO. The 2008 period included special charges of approximately $0.8 million associated with the elimination of two executive officer positions and the planned closing of manufacturing and distribution facilities.
     Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 9.0%, to $2.0 million for the nine months ended September 30, 2008 from $2.2 million for the nine months ended September 30, 2007. As a percent of sales, these expenses increased to 3.4% for the nine months ended September 30, 2008, from 3.0% for the nine months ended September 30, 2007. The decrease in research and development expenses is primarily related to the costs associated with the launch of Rockford’s 2007 new products in the 2007 period.
     Operating Income (Loss). Operating income (loss) decreased by $1.6 million, to an operating loss of $0.3 million for the nine months ended September 30, 2008 from operating income of $1.3 million for the nine months ended September 30, 2007. As a percent of sales, operating income (loss) decreased to an operating loss of 0.6% for the nine months ended September 30, 2008, from operating income of 1.8% for the nine months ended September 30, 2007. This reduction in operating income (loss) is primarily due to lower sales and gross profit that were only partially offset by lower operating expenses.

     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense, currency and other gains and losses. Interest and other expense (income), net, improved by $1.3 million or 117.3%, to income of $0.2 million for the nine months ended September 30, 2008 compared to expense of $1.1 million for the nine months ended September 30, 2007. The improvement is primarily attributable to the gain of approximately $0.8 million arising from the repurchase of $2.0 million face value of convertible notes and to lower interest expense in 2008 due to lower levels of borrowings and lower effective borrowing rates.
     Income Tax Expense. Income tax expense from operations was zero expense for the nine months ended September 30, 2008 and September 30, 2007. The Due to operating losses for which a full valuation reserve is recorded, Rockford did not record any tax expense (benefit) on income (loss) in the first nine months of 2008 and 2007 for financial reporting purposes. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow provided by operations was $1.3 million for the nine months ended September 30, 2008 compared to $5.0 million of cash provided by operations for the nine months ended September 30, 2007. An increase in account payable and a reduction in inventory was the primary source of cash for Rockford during the first nine months of 2008. An increase in accounts receivable was the primary use of cash during the first nine months of 2008.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 5.0% at September 30, 2008. As of September 30, 2008, Rockford was in compliance with applicable covenants. The availability under the credit facility at September 30, 2008 was approximately $10.0 million in excess of the outstanding balance of $5.0 million.
     Rockford has outstanding $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share at September 30, 2008. These items are outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption. Redemption is expected at the latest on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes will convert into 1,626,898 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets.
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
     In September 2007 and February 2008 Rockford’s Board of Directors authorized two common share repurchase programs that enable Rockford to purchase, in the open market and through negotiated transactions, up to approximately 920,000 of its outstanding common shares. Rockford had repurchased 814,512 shares for an aggregate purchase price of approximately $1.3 million under these programs through September 30, 2008. Rockford’s credit agreement with Wachovia permits stock purchases up to $3.5 million.
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
     At the redemption date for the outstanding notes on June 10, 2009, and assuming the noteholders do not convert the notes into shares, Rockford will be required to pay $7.5 million to redeem the notes. Based on its current cash-flow forecasts Rockford anticipates that it will have available borrowings under its credit facility to complete this redemption. This availability could be impacted by adverse economic events such as the credit crisis suffered at the end of the 3rd Quarter of 2008. If available borrowings under its credit facility are not adequate, Rockford may need to secure additional borrowings or equity to fund the required redemption. If the market conditions at the end of the 3rd Quarter continue, or if Rockford’s business performance deteriorates further, such borrowings or equity might not be available on acceptable terms.
     Rockford had working capital of $7.4 million at September 30, 2008, compared to $17.1 million at December 31, 2007. The significant components of working capital at September 30, 2008 include:
•	Rockford had no cash and cash equivalents at September 30, 2008 and December 31, 2007. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $19.8 million at September 30, 2008 compared to $15.9 million at December 31, 2007. The increase in accounts receivable balances is primarily due to increased sales late in the third quarter of 2008 and higher royalty receivables compared to the end of the fourth quarter of 2007.

•	Rockford’s inventory position decreased from $14.4 million at December 31, 2007 to $13.3 million at September 30, 2008. This inventory decrease was primarily due to outsourcing, improved inventory turns, and the reduction of end of life inventory.

•	Accounts payable increased $3.5 million, from $5.8 million at December 31, 2007 to $9.3 million at September 30, 2008. This increase was primarily due to the timing of inventory purchases resulting from increased sales late in the third quarter of 2008 compared to the end of the fourth quarter of 2007.

•	At September 30, 2008, $7.5 million outstanding convertible notes were classified as current liabilities due to a maturity date within the next 12 months. This reduced working capital compared to December 31, 2007.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $5.0 million and $3.5 million outstanding balance as at September 30, 2008 and December 31, 2007, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 24, 2011, and Rockford currently expects to maintain the facility until it matures.
     Investing activities used $0.6 million of cash for the nine months ended September 30, 2008 and provided $16,000 of cash for the nine months ended September 30, 2007. Capital expenditures, the primary use of cash from investing activities, were $0.9 million for the nine months ended September 30, 2008 versus $0.4 million for the nine months ended September 30, 2007. Rockford’s capital spending is primarily in tooling for specific product lines, and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than additional expenditures that may arise from future OEM development opportunities.
     As of September 30, 2008, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at September 30, 2008. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
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

     New Accounting Standards. In May 2008, FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will change the accounting treatment for convertible debt securities that the issuer may settle fully or partially in cash. FSP No. APB 14-1 requires bifurcation of convertible debt instruments into a debt component that is initially recorded at fair value and an equity component, which represents the difference between the initial proceeds from issuance of the instrument and the fair value allocated to the debt component. The debt component is subsequently accreted (as a component of interest expense) to par value over its expected life. FSP No. APB 14-1 is effective for the fiscal years and interim periods beginning after December 15, 2008, and must be retrospectively applied to all prior periods presented, even if an instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. Rockford will adopt FSP No. APB 14-1 on January 1, 2009, and will be required to retrospectively apply its provisions. Rockford is currently evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.
     Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs have had some impact on Rockford’s operations in 2008 and may continue to do so into 2009, if Rockford is not able to secure concessions from its suppliers. Recent decreases in commodity prices may moderate these impacts somewhat. Rockford sources a significant and increasing portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by changes in China’s exchange rate policy and by changes in the exchange rate.

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
     In recent years Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of these raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices at which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. Changes in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in the U.S./China exchange rate.
     At September 30, 2008, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
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
      Changes in Internal Control over Financial Reporting
     There were no changes in Rockford’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Rockford’s internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at September 30, 2008, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on March 14, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total number of
			shares purchased as
			part of publicly	Maximum number of shares
	Total number of	Average price paid	announced plans or	that may yet be purchased
Period	shares purchased	per share	programs*	under the plans or programs
July 2008	—	—	—	105,488
August 2008	—	—	—	105,488
September 2008	—	$—	—	105,488
Total for nine months	364,812	$1.13	364,812
ended September 30, 2008
     Rockford has two publicly announced share repurchase programs. The first was announced on September 6, 2007, and was for up to 5% (or 470,000) of Rockford’s common shares. At the start of the first quarter of 2008 20,300 shares remained authorized for repurchase under this program. The second share repurchase program was announced on February 21, 2008 and is for up to an additional 5% (or 450,000) of Rockford’s common shares. Rockford repurchased 364,812 shares under these programs in the first half of 2008, including 20,300 shares under the first program and 344,512 shares under the second program. As a result of these repurchases, 105,488 shares remained authorized for repurchase under the second program as at September 30, 2008. These programs do not have a specified expiration date, but may be suspended or terminated at any time.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.82	Extension No. 1 to lease between Rockford Corporation and 600 Rockford LLC, dated October 11, 2008.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: October 30, 2008	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.82	Extension No. 1 to lease between Rockford Corporation and 600 Rockford LLC, dated October 11, 2008.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.