Form 10-K
period 2008-12-31
ROCKFORD CORP
filed 2009-04-15
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,704,747 computed by reference to the price at which registrant’s common stock last sold as of June 30, 2008.

There were 8,581,208 shares of registrant’s Common Stock issued and outstanding as of April 13, 2009.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be held on May 28, 2009, are incorporated by reference into Part III of this Form 10-K.

ROCKFORD CORPORATION
FORM 10-K
DECEMBER 31, 2008

The market value of Rockford’s voting stock held by non-affiliates shown on the cover page is based on:

•	Rockford’s estimate that the number of shares held by non-affiliates as of June 30, 2008, was approximately 3,495,044; and

•	$1.06 per share, the price at which Rockford’s shares were last sold as of June 30, 2008, as reported by The NASDAQ Stock Market. June 30, 2008, is the last business day of Rockford’s most recently completed second fiscal quarter.

Rockford’s calculation of the number of shares held by affiliates is a good faith estimate for this Annual Report. Shares held by affiliates include all shares beneficially owned by Rockford’s executive officers and directors. They also include shares held by any shareholder known to Rockford who beneficially owned more than 10% of Rockford’s shares as of June 30, 2008.

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

Rockford Business

Rockford designs, sources and distributes high performance mobile audio products. Rockford’s mobile audio products are sold to consumers who want to listen to powerful, high quality sound in their cars, trucks and boats. Rockford’s products include digital and analog amplifiers, subwoofers and speakers, accessories, signal processors, and speaker enclosures.

Rockford markets its products:

•	Primarily in the mobile audio aftermarket, where Rockford’s products replace or supplement a vehicle’s original audio system. In this market Rockford sells its products under the Rockford Fosgate and Lightning Audio brands; and

•	Secondarily as OEM mobile audio products, installed as original equipment in select vehicles. Rockford’s OEM products are offered primarily in various Nissan and Mitsubishi automobiles. Rockford’s OEM products are sold under the Rockford Fosgate and Rockford Acoustic Design brands.

Rockford’s Brands

Rockford markets its products under the following brands:

•	Rockford Fosgate Aftermarket. Rockford offers distinctive product lines that produce powerful, high quality sound under the Rockford Fosgate brand. Rockford Fosgate aftermarket mobile audio products are marketed under three primary product lines:

•	Prime Series — introduced in early 2009, the Prime Series is the entry level Rockford Fosgate line of amplifiers, subwoofers and speakers;

•	Punch Series — the line for Rockford’s mid-level amplifiers, subwoofers and speakers; and

•	Power Series — the line for Rockford’s highest performing amplifiers, subwoofers, and speakers.

Rockford believes the addition of the Prime series gives its dealers the opportunity to offer a full range of “good, better, best” selections from the Rockford Fosgate brand. Rockford also sells a full line of Rockford Fosgate branded mobile audio accessories in the mobile audio aftermarket.

•	Rockford Fosgate OEM. Rockford also sells Rockford Fosgate products, or licenses its brand and technology, to Nissan and Mitsubishi for installation as part of OEM audio systems. A third auto manufacturer has agreed to introduce Rockford Fosgate OEM products in select vehicles later in 2009;

•	Rockford Acoustic Design. Rockford Acoustic Design is a premium brand, primarily for OEM products. Systems using this brand are currently offered in select Mitsubishi automobiles; and

•	Lightning Audio. Rockford sells amplifiers, subwoofers, speakers, and accessories under the Lightning Audio brand. Lightning Audio products are generally more moderately priced than Rockford Fosgate products.

In addition to these primary brands Rockford markets complementary products under a secondary brand, InstallEdge.com. Rockford uses the InstallEdge.com business-to-business brand to offer installation-shop supplies to installation shops and audio product installers.

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

Rockford Products

Percent of Sales by Product Class

Rockford’s sales since 2006 were divided among Rockford’s principal product classes as shown in the following table:

	Year Ended December 31,
	2006	2007	2008

Product Class:
Amplifiers	45.8%	42.2%	37.9%
Subwoofers and Speakers	34.9	36.2	38.1
Accessories	12.8	14.1	13.3
Others(1)	6.5	7.5	10.7

Total	100.0%	100.0%	100.0%

(1)	Includes source units, enclosures, signal processors, digital media and other products. No single product class in this group accounted for more than 10% of Rockford’s sales in any of these years.

Financial information about geographic segments may be found in the Notes to Consolidated Financial Statements of this Form 10-K.

Aftermarket Mobile Audio Products

Rockford offers high performance aftermarket mobile audio products consisting of the following primary types of products:

•	Amplifiers. Amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone. Amplifiers are essential for a high performance mobile audio system, particularly for consumers who desire strong bass (low frequency) performance;

•	Subwoofers and Speakers. Subwoofers and speakers accept a signal from a source unit or amplifier and translate it into sound. Subwoofers are speakers that are eight inches or greater in diameter and are designed to play bass frequencies. Speakers less than eight inches in diameter are not subwoofers and are designed to play higher frequencies. Aftermarket subwoofers and speakers provide dramatically improved sound quality compared to most OEM mobile audio systems and are often the single most important improvement consumers can make to their mobile audio systems;

•	Accessories. Accessories are the additional items required to install and use mobile audio products. Accessories include amplifier wiring kits, fuses, circuit breakers, interconnect cables, speaker cables, stiffening capacitors, battery clamps, connectors, adaptors, and carpet/fabric/surface applications.

Accessories make Rockford’s products compatible with OEM components and improve the performance of a mobile audio system;

•	Signal Processors. Signal processors provide the ability to “tune” the sound of the audio system for better performance and also simplify the installation of aftermarket amplifiers and speakers in OEM systems; and

•	Enclosures. Enclosures are used to enhance the bass performance of subwoofers and to position speakers in locations that produce better sound.

Under the Rockford Fosgate brand Rockford currently offers the following products:

Amplifiers:
• Amplifiers under Rockford’s Prime Series, Punch Series and Power Series lines, with rated power from 150 to 2,500 watts, and minimum advertised prices from $129 to $1,700. Rockford’s amplifiers include 1, 2 and 4 channel alternatives, giving consumers the ability to select an optimum configuration for their system;

Subwoofers and Speakers:	• Subwoofers and speakers under Rockford’s Prime Series, Punch Series and Power Series lines, with minimum advertised prices from $60 to $800;

Accessories:	• Accessories under Rockford’s Connecting Punch brand, including amplifier installation kits, interconnect and speaker cables, carpet/fabric/surface applications and stiffening capacitors;

Signal Processors	• 3Sixty Interactive Signal Processors in two models at minimum advertised prices of $300 and $600; and

Enclosures:	• Subwoofer enclosures, including “loaded enclosures” that include a subwoofer and, in some cases, an amplifier, at minimum advertised prices from $139 to $565.

Under the Lightning Audio brand Rockford currently offers the following products:

Amplifiers:	• Amplifier models with rated power from 200 to 1,000 watts and minimum advertised prices from $100 to $300;

Subwoofers and Speakers:	• Subwoofers and speakers with minimum advertised prices from $30 to $600; and

Accessories:	• Accessories, including interconnect and speaker cables, stiffening capacitors, battery clamps and installation kits.

Under Rockford’s InstallEdge.com brand Rockford sells various back shop supplies, including vehicle harnesses, power distribution adapters, batteries, RCA connectors, wire, wiring accessories and fuses.

OEM Products

Nissan North America offers Rockford Fosgate branded OEM systems in several Nissan vehicles and Mitsubishi Motors offers Rockford Fosgate and Rockford Acoustic Design branded OEM systems in several vehicles. Rockford may provide amplifiers, enclosures or speakers for certain of these vehicles as well as branding the source unit (radio/CD player) or the entire audio system under the Rockford Fosgate and Rockford Acoustic Design brand. A third auto manufacturer has agreed to offer Rockford Fosgate branded OEM systems in several of its vehicles beginning in late 2009.

New Products

Rockford introduces new products and enhances its existing products on a regular basis. In early 2009 Rockford introduced new lines of Rockford Fosgate speakers, updating both the Punch and Power series of product lines, and three new high end Power series amplifiers. Additionally early in 2009 Rockford also introduced the new line of Prime Series amplifiers, subwoofers and speakers. The Prime Series is a new entry level line of Rockford

Fosgate branded products that is expected to allow Rockford’s dealers to offer a full selection of “good, better, best” products under the Rockford Fosgate brand. Also in 2009 Rockford has introduced a line of iPod “in vehicle” integration products, the IBeam next generation bass enhancement device, and a new powered subwoofer enclosure.

Engineering And Product Development

Engineering and product development is a primary focus of Rockford’s business because of the demand by Rockford’s core consumers for high quality and powerful sounding products. Rockford’s engineering and development staff consists of engineers in research, development and sustaining groups, as well as other support staff, dedicated to the improvement of Rockford’s current products and development of new products.

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

Rockford’s corporate web site, located at www.rockfordcorp.com, and its brand sites including www.rockfordfosgate.com, www.lightningaudio.com, www.rockfordacousticdesign.com, and www.installedge.com offer consumers and retailers reliable and comprehensive information about product offerings and consumer services.

Distribution

North American Distribution.  Rockford currently sells its aftermarket mobile audio products in the U.S. and Canada directly to retailers who operate approximately 2,000 retail stores. These include stores operated by independent specialty dealers, audio/video retailers, consumer electronic chains, mass merchandisers, internet retailers and catalog merchants. Rockford may appoint a retailer to sell some or all of its brands.

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

Rockford has removed independent sales representatives in three territories where Rockford was not satisfied with either the performance of its current representatives or the quality of the alternatives available to it. In those territories Rockford is now selling direct to dealers using inside sales employees who are responsible for calling on dealers and taking care of their sales and service requirements. This model involves somewhat higher internal costs but eliminates the commission amounts from sales in those territories.

Some Rockford Fosgate sales representatives stock a small quantity of Rockford Fosgate products for resale to smaller dealers. These smaller dealers are generally located in rural areas, or otherwise have very small volume potential, so that it is not economical for Rockford to appoint them as direct retailers. They nevertheless provide a useful extension of Rockford’s distribution channel into more remote regions. Rockford’s stocking representative program allows it to serve these smaller dealers efficiently. In addition, where stocking representatives are not available, Rockford has also appointed independent distributors to sell Rockford Fosgate products to smaller dealers in a particular territory.

Rockford has converted the majority of the specialty retailer sales of Lightning Audio products in North America to an independent distribution model, appointing distributors who purchase Lightning Audio products and re-sell them to independent dealers in their territory. Rockford also continues to sell Lightning Audio products directly to larger national and regional dealers.

Rockford supports its North American independent sales representative firms, retailers and distributors using an internal staff of regional managers and sales support staff. Rockford has increased the responsibility of its internal staff for direct sales calls to dealers as part of its efforts to improve service and increase its visibility among its dealers. Rockford has also implemented an improved web-based ordering and information system for its dealers that is also designed to improve the ease of doing business with Rockford.

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

Rockford’s OEM products compete directly with each auto manufacturer’s in-house manufacturing capability as well as such outside suppliers as Delphi, Visteon, Panasonic, Pioneer, Clarion, Alpine, Bose and Harman International.

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

Sourcing and Manufacturing

Rockford has concluded that manufacturing is no longer a core part of its operations and that third party manufacturers are a more efficient source of manufacturing capacity. Rockford is now focusing its resources more directly on design, technology, and marketing. Rockford phased out internal manufacturing of subwoofers during 2007 and amplifiers during 2008.

Rockford believes that outsourcing production of its products to third party manufacturers has reduced overall product costs. In 2008, Rockford purchased approximately $11.3 million and $6.0 million, respectively, of finished product from its two largest suppliers, Edge Global Holdings Limited and Sound Factor. These Asian-based companies manufactured some of Rockford’s speakers, subwoofers, amplifiers, and accessories.

When it outsources manufacturing to a third party manufacturer, Rockford provides specifications and cosmetic renderings for outsourced products and works with the manufacturer to develop products that meet Rockford’s requirements. Rockford generally owns all of the tooling and the manufacturer is obligated not to sell identical products to anyone other than Rockford.

Most of Rockford’s products use standard parts and components that can be purchased from multiple sources. In many instances, however, Rockford sources components or finished products from one or a small number of suppliers to leverage dollars and volumes. Rockford relied on two component suppliers, Kontron Manufacturing Services and Avnet, Inc., for purchases of approximately $3.8 million and $0.8 million, respectively, during 2008.

Rockford believes alternative sources are available for substantially all of Rockford’s inventory requirements, although changes in suppliers take time and involve significant transitional costs. Rockford believes that its sources and supplies of finished goods and components are adequate for its needs.

Intellectual Property

Rockford relies upon a combination of trade secret and trademark laws, non-disclosure agreements and patents to protect its proprietary rights. Rockford has registered its trademarks and trade names both in the U.S. and, where appropriate, internationally and is committed to maintaining and protecting them. Rockford believes its trademarks and trade names are material to its business and are well known among consumers in its principal markets. Rockford’s principal trademarks and trade names are:

• Rockford Fosgate®	• Lightning Audio®
• Rockford’s “Diamond R” logo®	• Strike®
• The Punch®	• Storm®
• Rockford Acoustic Design®	• Bolt®
• 3Sixtytm

Significant Customers and Seasonality

Best Buy is a significant customer and accounted for 22.1%, 19.0% and 16.9% of Rockford’s sales for 2006, 2007 and 2008, respectively. Rockford products are currently sold in each of its more than 900 Best Buy and Future Shop stores in North America. Best Buy is one of the largest volume specialty retailers of consumer electronics and entertainment software in the U.S. Rockford anticipates that Best Buy will continue to account for a significant portion of its sales for the foreseeable future.

Nissan is also a significant customer, representing 14.6%, 7.5% and 3.9% of Rockford’s sales during 2006, 2007 and 2008, respectively. Rockford anticipates that Nissan will continue to be a significant customer for the foreseeable future. Sales to Nissan declined in 2008 and 2007 because Rockford’s products are primarily offered in Nissan’s truck-based vehicles and sales of those vehicles declined as a result of the recession and increased gasoline prices. Also, 2006 sales were higher than normal levels because Nissan included Rockford Fosgate systems in a higher than normal proportion of Sentra cars during the last year of the prior model generation’s life.

Mitsubishi is also a significant customer, representing 2.4%, 6.5% and 7.1% of Rockford’s sales during 2006, 2007 and 2008, respectively. Rockford licenses it’s Rockford Fosgate and Rockford Acoustic Design brands to

Mitsubishi for its car audio systems and approves the design and sound quality of the Mitsubishi-sourced systems with which the brands are associated. As a result, all sales generated by Mitsubishi are royalty revenues. Rockford anticipates that Mitsubishi will continue to be a significant customer for the foreseeable future.

Best Buy, Nissan and Mitsubishi are not obligated to long-term purchases of Rockford’s products or licenses and each has considerable discretion to reduce, change or terminate purchases of Rockford’s products or brands. The loss of Best Buy, Nissan or Mitsubishi as a customer or significant reductions in their purchases or license payments would materially reduce Rockford’s sales and profitability.

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

Product Support

To maintain and enhance its relationships with retailers, Rockford provides numerous support services, including product and installation training, sales training and technical and customer service support. Rockford’s “Rockford Technical Training Institute” training programs are designed to provide improved skills to dealer personnel and enhance their ability to design, sell and install superior audio systems using Rockford’s products. In addition, Rockford’s web site allows dealers to order products, look up order status, and find information about past purchases. The web site also provides comprehensive information for dealers and distributors, including product schematics, ad layouts and logos.

Rockford products carry standard warranties to purchasers who buy Rockford products from authorized dealers. The warranties cover defects in material and workmanship. Under its standard warranties Rockford will either repair or replace a product that fails during the warranty period. Rockford also offers repair services for products that are no longer covered under the original warranty. For U.S. and Canadian customers, Rockford has in-house customer service, repair and technical support personnel who provide general company information, installation support, troubleshooting and system design assistance. Rockford also provides a direct repair program that repairs and ships repaired product rapidly, reducing retailer and consumer inconvenience if products fail to perform properly.

For Rockford’s international customers, Rockford requires its distributors to provide warranty and customer service to consumers in the countries where the distributors are authorized to sell Rockford products.

Employees

At December 31, 2008, Rockford had approximately 107 full-time employees in various functions. This was a reduction of 55 full-time employees compared to December 31, 2007. Most of the reduction resulted from the outsourcing of production, with some of the reduction resulting from efforts to “right size” the organization during the economic recession that affected sales during 2008. In addition, Rockford uses temporary personnel as needed. Rockford has never had a work stoppage and none of its employees are unionized. Rockford believes its employee relations are good.

Environmental Compliance

Whenever possible, Rockford avoids using hazardous materials in its production processes. Two chemicals used in the basic electronic manufacturing processes, lacquer and flux, are listed as hazardous substances by the U.S. Environmental Protection Agency. Rockford uses them in limited quantities in its production facility, taking care to see that they are stored, used and disposed of in the proper manner. Rockford’s direct use of these materials was significantly lower in 2008 because of the planned outsourcing of manufacturing to third parties and is expected to cease in 2009 because of the completion of Rockford’s outsourcing of production and termination of internal manufacturing.

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

All of Rockford’s 2009 product offerings are compliant with the European Union’s directive on the restriction of hazardous substances (“RoHS”).

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

Rockford’s business is based primarily on the demand for aftermarket and OEM mobile audio products and on Rockford’s ability to deliver products that provide powerful, high quality sound. If Rockford fails to introduce new products, misinterprets consumer preferences or fails to respond to changes in the marketplace, consumer demand for its products could decrease and its brands’ images could suffer. In addition, Rockford’s competitors may introduce superior designs or business strategies, undermining Rockford’s distinctive image and its products’ desirability. If any of these events occur, they could cause Rockford’s sales to decline.

Rockford relies upon debt financing for a substantial part of its working capital; defaults on its debt or the unavailability of additional financing could make it impossible to carry out Rockford’s business as currently structured.

As at December 31, 2008, Rockford had $7.5 million in outstanding debt under its senior credit facility and $7.5 million of convertible notes outstanding. Rockford repurchased $2.5 million of its convertible notes in January 2009. Rockford agreed in April 2009 to amend the remaining $5.0 million of convertible notes, which were scheduled to be repaid on June 10, 2009, so that Rockford is required to pay $2.5 million of the remaining outstanding notes during 2009 and the balance of $2.5 million during 2010. Based on current cash-flow forecasts Rockford anticipates that it will have available borrowings under its credit facility to complete the repayment of the remaining notes and to satisfy its working capital needs.

Rockford is dependent on its senior credit facility and other financing given the working capital requirements of its business. The availability of these facilities could be impacted by adverse economic events, such as the credit crisis suffered at the end of 2008 and early 2009, or by poor operational and financial performance at Rockford. If Rockford’s financial performance fails to improve, or if other developments make financing unavailable on an economic basis, available borrowings on Rockford’s credit facility might not be adequate. If available borrowings under Rockford’s credit facility are not adequate, Rockford may need to secure additional borrowings or equity to fund the required repayments on the notes and its working capital requirements. Such borrowings or equity might not be available on acceptable terms. In that case, Rockford might not be able to continue its operations as they are currently structured and might have to consider changes that could include reductions in employee compensation and benefits, evaluation of our status as a public company in order to reduce costs, reductions in working capital needs, changes in our distribution strategies, and potential exit strategies. There is no assurance we could implement these changes given the current economic environment. A restructuring would likely have a significant negative impact on operations, financial performance, and stock price.

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

Mobile audio sales are highly discretionary and a recession in the general economy or a general decline in consumer spending is likely to significantly reduce Rockford’s sales. The economic meltdown at the end of the 3rd quarter of 2008 and during the 4th quarter substantially reduced Rockford’s sales.

Rockford may lose market share and its brand image may erode as Rockford manages the distribution channels for its mobile audio products.

Rockford distributes Rockford’s products both through specialty distribution channels (including specialty dealers who sell only mobile audio products and audio/video retailers) and through national retailers, such as Best Buy. Rockford is seeking to increase distribution of Rockford’s products through each of these distribution channels. Rockford also sells its products or licenses its brand and technologies as standard or optional OEM systems in Nissan and Mitsubishi vehicle models and is working to expand its OEM sales. The distribution and marketing needs of these channels are sometimes in conflict so that, for example, Rockford’s efforts to increase “big box” sales of its products may reduce the perceived value of its products to specialty retailers.

Rockford’s distribution channels and strategies create significant risks that:

•	Rockford may alienate its specialty dealer base. Some specialty dealers or audio/video retailers may react to Rockford’s “big box” and OEM strategies by reducing their purchases or even replacing Rockford’s products with competing products; and

•	Rockford’s brand image may erode. Selling in large national retail stores and OEM markets may erode Rockford’s brand image, which could decrease Rockford’s product prices and profit margins.

Rockford’s inability to manage Rockford’s distribution channels in a way that mitigates these risks may reduce its sales and profitability.

Any decrease in demand for Rockford amplifiers, subwoofers or speakers could significantly decrease sales.

A significant portion of Rockford’s revenue is for sales of Rockford’s amplifier, subwoofer and speaker products. These product lines collectively accounted for approximately 76.0% of Rockford’s sales in 2008, 78.4%

of Rockford’s sales in 2007 and 80.7% of Rockford’s sales in 2006. If sales of these product types decline, results of operations could be adversely affected.

The loss of Best Buy, Nissan, or Mitsubishi as a customer or significant reductions in their purchases of Rockford’s products would reduce sales.

Best Buy, Nissan and Mitsubishi are significant customers, with Best Buy accounting for 22.1%, 19.0%, and 16.9% of Rockford’s sales in 2006, 2007 and 2008, respectively, Nissan accounting for 14.6%, 7.5%, and 3.9% of Rockford sales in 2006, 2007 and 2008, respectively, and Mitsubishi accounting for 2.4%, 6.5%, and 7.1% of Rockford sales in 2006, 2007 and 2008, respectively. Rockford anticipates that Best Buy, Nissan and Mitsubishi will continue to account for a significant portion of Rockford’s sales for the foreseeable future, but none is obligated to any long-term purchases. Each has considerable discretion to reduce, change or terminate purchases of Rockford’s products. If any of them significantly reduce or terminate their purchases of Rockford products Rockford’s sales and operations are likely to decline.

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

Rockford may experience difficulties that delay or prevent the development, introduction or market acceptance of new or enhanced products. Rockford’s move to outsourced manufacturing of its products may also delay the development of new products because of the added complexity of product development for outsourced products. Furthermore, Rockford may not detect and correct defects in products before it ships them to customers. This may result in loss of sales or delays in market acceptance.

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

Rockford OEM systems are currently offered in select Nissan and Mitsubishi vehicles and will be introduced in select vehicles of a third auto manufacturer later in 2009. In Nissan’s line, Rockford systems are offered in many of Nissan’s truck-based products, which have suffered declining sales because of increased gasoline prices and reduced consumer demand for large vehicles. The decline in demand for these vehicles, and for vehicles in general, has lead to a decline in Rockford’s OEM sales and royalty revenue. Further declines in demand could lead to additional declines in Rockford’s OEM sales and royalty revenue.

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

Rockford’s results of operations are difficult to predict and may fluctuate significantly from quarter to quarter. In some quarters, operating results may fall below expectations. Rockford’s operating results are difficult to forecast for many reasons, some of which are outside of Rockford’s control, including:

•	The level of product, price and dealer competition;

•	Size and timing of product orders and shipments, particularly by higher volume customers such as Best Buy, Nissan and Mitsubishi;

•	Weather conditions, which affect consumers’ willingness to install products;

•	Capacity and supply constraints or difficulties; and

•	Timing of Rockford’s marketing programs and those of its competitors.

As a result, investors should not rely on historical results as an indication of Rockford’s future performance.

In addition, some of Rockford’s expenses are fixed and cannot be reduced in the short term. Accordingly, if sales do not meet expectations, the results of operations are likely to be negatively and disproportionately affected. Rockford’s results for the 4th quarter of 2008 illustrate this affect: unexpected reductions in sales because of the credit crisis suffered at the end of 2008 caused a disproportionate increase in Rockford’s net loss. In this event, Rockford’s stock price may fall dramatically.

If Rockford fails to manage its inventory effectively, Rockford could incur additional costs or lose sales.

Rockford customers have many brands to choose from when they decide to order products. If Rockford cannot deliver products quickly and reliably, customers will order from a competitor. Rockford must stock enough inventory to fill orders promptly, which increases Rockford’s financing requirements and the risk of inventory obsolescence. Competition has forced Rockford to regularly introduce new and enhanced products and to seek higher quality at lower prices by sourcing more product overseas. These steps require Rockford to carry larger inventories in relation to sales than if its supply chain was shorter. There is a significant risk that Rockford’s inventory could become obsolete or that changes in demand could cause Rockford to hold excess inventory. Excess inventory has a significant impact on Rockford’s working capital requirements, increasing the amount Rockford must draw on its credit facilities and Rockford’s financing risks.

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

The current economic environment appears to have increased the risk of protectionist actions and populist trade measures throughout the global trading system. The risks described above, and other risks associated with international trade, may increase the relative price of Rockford’s products compared to those manufactured in other countries, may substantially reduce the supply of products available to Rockford and increase their price, or may increase the absolute price of Rockford’s products in some or all of the countries where Rockford sells its products. Any of these results could reduce Rockford’s sales and increase Rockford’s costs.

Loss of an international distributor may disrupt Rockford’s sales.

International customers accounted for 20.0% of Rockford’s sales in 2008. For sales outside the U.S. and Canada Rockford relies on distributors, each of whom is responsible for one or more countries. Each distributor purchases and resells Rockford’s products in its territories. When Rockford has disputes with a distributor, or changes its relationship with a distributor, it may disrupt the market for Rockford’s products in that country and reduce sales. If Rockford changes a relationship with a distributor, Rockford may repurchase that distributor’s inventory, which would also reduce Rockford’s sales.

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

Rockford now sources all of its products from outside the United States. Most of these products are sourced in the Far East, principally in China and Southeast Asia. Although most of Rockford’s purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs.

If Rockford’s supplies of products are interrupted, it may be unable to deliver its products to its customers.

Rockford has transitioned all of its products to outsourced manufacturing, generally in Asia. The supply process does not provide a backlog of finished goods to satisfy short lead-time orders, to compensate for potential halts in supply or to replace products that are not available due to supplier issues or that do not conform to quality standards.

Rockford also does not have long-term price commitments from its suppliers and cost increases may reduce Rockford’s margins or require Rockford to raise its prices to protect margins. Rockford cannot be certain that it could locate, within reasonable time frames, alternative sources of products at similar prices and quality levels. This failure could result in increased costs, delays in its supply chain, an inability to fill purchase orders on a timely basis and a decrease in product availability at the retail level. This could cause Rockford to lose sales and damage Rockford’s customer relationships.

Rockford depends on a few suppliers for a large portion of its products. Interruptions in their ability or willingness to deliver products would reduce sales and damage customer relationships.

Rockford relied on Edge Global Holdings, Kontron Manufacturing, and Sound Factor for approximately 31.5%, 10.4%, and 17.5% respectively, of its inventory purchases during 2008. Rockford believes that each of its suppliers is financially capable, but in general many contract manufacturers are under financial strain because of the global recession and Rockford cannot be certain that all of its suppliers will remain financially stable. If any significant supplier refuses or is unable to supply products to Rockford, it would require substantial time to identify an alternative supplier and could create a product shortage. Such a shortage would reduce sales and damage customer relationships.

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

Rockford’s success may depend, in part, on Rockford’s intellectual property. Rockford seeks to protect its intellectual property rights, but its actions may not adequately protect the rights covered by patents, patent applications, trademarks and other proprietary rights. Prosecution of Rockford’s claims could be time consuming and costly. In addition, the intellectual property laws of some foreign countries do not protect Rockford’s proprietary rights as do the laws of the U.S. Despite Rockford’s efforts to protect its proprietary information, third parties may obtain, disclose or use proprietary information without authorization, which could adversely affect Rockford’s business.

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

Rockford is a small company and is dependent upon a small number of officers and staff. In light of the reduction in its business, it has reduced the size of its staff so that there are fewer individuals available to fill in when one member of that staff resigns or is disabled. If it suffers turnover of key employees or is otherwise unable to maintain its internal controls, Rockford may not be able to comply with its reporting obligations and its inability could reduce the market price of its stock.

Rockford’s executive officers and directors retain substantial control of Rockford, which may limit the liquidity and market price of its common stock.

Rockford’s officers and directors and their affiliates collectively held approximately 49.2% of Rockford’s outstanding shares at March 17, 2009. These shareholders, if they act together, are able as a practical matter to control the outcome of matters submitted for shareholder action, including the election of a majority of Rockford’s board of directors and the approval of significant corporate transactions. Consequently, these shareholders effectively control Rockford’s management and affairs, which may limit the liquidity of its shares, discourage acquisition bids for Rockford and limit the price some investors are willing to pay for Rockford’s shares.

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

Rockford’s articles of incorporation and bylaws and Arizona law contain provisions that could discourage potential acquirers. For example, Rockford’s board of directors may issue additional shares of common stock to an investor who supports the incumbent directors in order to make a takeover more difficult. This could deprive Rockford’s shareholders of opportunities to sell its stock at above-market prices typical in many acquisitions.

Item 2.	Properties

The following table contains information about Rockford’s facilities as at December 31, 2008, all of which are leased. Rockford believes these properties are adequate for its business and operations.

		Approximate
Function	Location	Square Footage	Lease Expiration

Corporate headquarters and research and development	Tempe, Arizona	30,000	September 30, 2014
Training	Tempe, Arizona	5,000	September 30, 2010
Warehousing	Gilbert, Arizona	79,000	March 31, 2012
Warehousing	Grand Rapids, Michigan	83,000	June 30, 2009

Total		197,000

Rockford expects to vacate the facility in Grand Rapids when its lease expires at the end of June 2009. Rockford has concluded that, in light of the reduced volume of its sales and the completion of its outsourcing efforts, it does not need two warehouse facilities.

Item 3.	Legal Proceedings

Rockford is and may continue to be a party to various lawsuits and arbitrations from time to time. As at December 31, 2008, Rockford was not a party to any legal proceedings that it believes are likely to have a material effect on its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Rockford common stock has traded on The NASDAQ National Market System under the symbol “ROFO” since April 20, 2000, the date of its initial public offering. Prior to that time, there was no public market for its common stock. The following table sets forth the range of high and low sales prices for Rockford’s common stock for the periods indicated:

	High	Low

For the quarter ended:
December 31, 2008	$1.19	$0.39
September 30, 2008	$1.23	$0.75
June 30, 2008	$1.77	$0.92
March 31, 2008	$1.93	$0.85
December 31, 2007	$2.19	$1.57
September 30, 2007	$2.38	$1.59
June 30, 2007	$2.88	$1.84
March 31, 2007	$2.85	$2.17

As at March 17, 2009, there were approximately 110 holders of record of Rockford’s common stock.

Rockford has never declared or paid any cash dividends on its common stock. Rockford currently intends to retain its earnings, if any, to finance its operations and, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future. Rockford’s current credit agreement prohibits the payment of cash dividends and permits stock purchases up to $2.0 million. Rockford used $1.3 million of this purchase authority through December 31, 2008, for purchases under Rockford’s stock repurchase programs.

Equity Compensation Plan Information

The following table shows equity compensation plan information as of December 31, 2008:

			Number of Securities
	Number of Securities to be	Weighted Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,938,114	$3.65	305,550
Equity compensation plans not approved by security holders	59,073	3.73	—

	1,997,187	$3.65	305,550

Issuer Purchases of Equity Securities

				Maximum Number
				of Shares
			Total Number of	That May Yet
			Shares Purchased as Part of	be Purchased
	Total Number of	Average Price Paid	Publicly Announced	Under the Plans
Period	Shares Purchased	per Share	Plans or Programs*	or Programs

October 2008	—	$—	—	105,488
November 2008	—	—	—	105,488
December 2008	—	—	—	105,488

Total for twelve months ended December 31, 2008	364,812	$1.13	364,812

Rockford has two publicly announced share repurchase programs. The first was announced on September 6, 2007, and is for up to 5% (or 470,000) of Rockford’s common shares. The second was announced on February 21, 2008 and is for up to an additional 5% (or 450,000) of Rockford’s common shares. Rockford repurchased 364,812 shares under these programs in 2008, including 20,300 shares under the first program and 344,512 shares under the second program. As a result of these repurchases, 105,488 shares remain authorized for repurchase under the second program as of December 31, 2008. These programs do not have a specified expiration date, but may be suspended or terminated at any time.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the five years ended December 31, 2008 derived from Rockford’s audited consolidated financial statements.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Consolidated Statements of Operations:
Net sales	$160,857	$135,682	$102,776	$88,745	$68,874
Cost of goods sold	129,092	96,231	73,919	59,868	47,670

Gross profit	31,765	39,451	28,857	28,877	21,204
Operating expenses:
Sales and marketing	27,461	22,845	16,772	13,273	11,805
General and administrative	25,782	13,913	16,753	11,215	11,201
Research and development	6,415	2,823	3,218	2,817	2,646

Total operating expenses	59,658	39,581	36,743	27,305	25,652

Operating income (loss)	(27,893)	(130)	(7,886)	1,572	(4,448)
Interest and other expense, net	2,826	2,593	1,243	886	3

Income (loss) from continuing operations before income taxes	(30,719)	(2,723)	(9,129)	686	(4,451)
Income tax expense (benefit)	4,597	—	(437)	—	24

Income (loss) from continuing operations	(35,316)	(2,723)	(8,692)	686	(4,475)

Discontinued operations:
Loss from disposal of discontinued operations, net of taxes	(70)	(1,019)	—	—	—
Loss from discontinued operations, net of taxes	(3,469)	(345)	(155)	—	—

Total loss from discontinued operations	(3,539)	(1,364)	(155)	—	—

Net income (loss)	$(38,855)	$(4,087)	$(8,847)	$686	$(4,475)

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$(3.90)	$(0.29)	$(0.92)	$0.07	$(0.51)

Diluted	$(3.90)	$(0.29)	$(0.92)	$0.07	$(0.51)

Loss from discontinued operations
Basic	$(0.39)	$(0.15)	$(0.02)	$0.00	$0.00

Diluted	$(0.39)	$(0.15)	$(0.02)	$0.00	$0.00

Net income (loss):
Basic	$(4.29)	$(0.44)	$(0.94)	$0.07	$(0.51)

Diluted	$(4.29)	$(0.44)	$(0.94)	$0.07	$(0.51)

Weighted average shares:
Basic	9,066	9,258	9,388	9,325	8,697

Diluted	9,066	9,258	9,388	9,342	8,697

Consolidated Balance Sheet Data:
Working capital	$25,776	$23,217	$16,479	$17,110	$5,877
Total assets	80,353	52,298	44,555	34,012	28,525
Current portion of long-term debt and capital lease obligations	18,204	6,109	11,402	4,235	12,688
Long-term debt and capital lease obligations	11,937	9,187	9,937	9,715	2,659
Total liabilities	57,768	33,667	34,310	24,066	23,232
Shareholders’ equity	22,585	18,631	10,245	9,946	5,293

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

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

Results of Operations

Overview

Rockford is now focused almost entirely on its core mobile audio business. During 2009 Rockford expects to work on improving penetration of the mobile audio markets and continuously improving its core operations.

Production of all of Rockford’s products is now outsourced. Rockford completed the outsourcing of amplifier assembly during the fourth quarter of 2008, allowing the removal of another layer of overhead in its manufacturing operations in 2009. With the completion of its outsourcing projects, and assuming only favorable or moderately adverse changes in exchange rates and international trading conditions, Rockford anticipates that its 2009 results will reflect a further reduction in its cost structure.

All of Rockford’s sales are now focused on the mass retail, independent specialist, international distribution and OEM channels. In 2008 sales were down in all channels including international. The mobile audio aftermarket in the U.S. was down significantly, creating an environment in which competitors in the aftermarket channels continued aggressive pricing and promotional activity, which contributed to Rockford’s sales decrease.

Rockford is working to increase aftermarket sales and believes its current products perform better than the products Rockford had previously offered. Their improved performance contributes positively to Rockford’s sales efforts as dealers have found their installation to be easier and their operation to be more powerful and more reliable. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. If consumer spending as a whole decreases more significantly, Rockford expects the mobile audio aftermarket would also decline significantly and Rockford would likely suffer a decrease in its aftermarket sales. In 2008 Rockford’s aftermarket sales were also reduced because Rockford did not introduce comprehensive new product lines in 2008 and, therefore, did not repeat either the “pipeline fill” sales or the end of life sales that increased sales in 2007.

Sales at the end of 2008 were substantially reduced by the credit crisis the world suffered during the third and fourth quarters of 2008. The crisis led many of Rockford’s specialist dealers to postpone their purchases because of the uncertain conditions in the economy. Rockford does not know whether it will be able to recover some of these sales in 2009 and has seen mixed indicators from dealers about consumer behavior in the early part of 2009. Rockford’s planning takes into account the increased uncertainty and risks associated with the recessionary environment created by the credit crisis and Rockford has moved aggressively to reduce costs and lower its “break even” sales level.

In 2007 Rockford experienced a decline in OEM sales, due primarily to Nissan’s lower North American auto sales. In 2008 OEM sales were particularly impacted by Nissan’s reduced volume of truck and SUV sales. Rockford’s OEM products are concentrated in Nissan trucks and SUVs, so that a decrease affecting sales of those vehicles has a disproportionate impact on Rockford OEM sales. If decreases in consumer spending significantly reduce Nissan and Mitsubishi vehicle sales, or if other changes in demand reduce sales of the particular vehicles in which Rockford’s systems are offered, OEM sales may decline further.

Because the financial events at the end of 2008 increased consumer fears and reduced or eliminated available financing, the short term outlook is for continued reductions in vehicle sales and Rockford’s OEM revenue. On the other hand, leasing has been an impediment to aftermarket audio sales because consumers are less willing to modify leased vehicles. In the longer term the present shift away from vehicle leasing may contribute to a revival in aftermarket audio sales because consumers will own and be more willing to modify their vehicles.

The following table shows, for the years indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Year Ended December 31
	2006	2007	2008

Net sales	100.0%	100.0%	100%
Cost of goods sold	71.9	67.5	69.2

Gross profit	28.1	32.5	30.8
Operating expenses:
Sales and marketing	16.3	15.0	17.1
General and administrative	16.3	12.5	16.3
Research and development	3.2	3.2	3.9

Total operating expenses	35.8	30.7	37.3

Operating income (loss)	(7.7)	1.8	(6.5)
Interest and other expense, net	1.2	1.0	0.0

Income (loss) from continuing operations before income taxes	(8.9)	0.8	(6.5)
Income tax expense (benefit)	(0.4)	—	0.0

Income (loss) from continuing operations	(8.5)	0.8	(6.5)
Loss from discontinued operations	(0.1)	—	—

Net income (loss)	(8.6)%	0.8%	(6.5)%

Cost of goods sold primarily consists of product costs associated with the purchase of Rockford’s products as well as warranty, warehousing, freight-in and customer service expenses.

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

Geographic Distribution of Sales

Rockford’s sales to external customers by geographic region were as follows:

	Year Ended December 31,
Region(1)	2006	2007	2008	2008
	(In thousands, excluding % column)

United States	$86,017	$71,771	55,136	80.0%
Other Americas	8,007	7,193	6,076	8.8%
Europe	5,316	6,069	4,648	6.8%
Asia	3,436	3,712	3,014	4.4%

Total sales	$102,776	$88,745	$68,874	100.0%

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of Rockford’s sales.

In the following discussion, certain increases or decreases may differ due to rounding.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales.  Net sales decreased by $19.9 million, or 22.4%, to $68.9 million for 2008, from $88.7 million for 2007. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers. These reductions were partially offset by lower sales discounts in 2008 compared to the higher discounts incurred for end-of-life product sales in 2007. Royalty revenues fluctuate with consumer demand and automobile manufacturers’ production schedules, which can be volatile. Due to global slowdown of automobile sales, OEM royalty revenues decreased to $5.6 million for 2008 from $6.3 million for 2007.

U.S. sales decreased by $16.6 million, or 23.2%, to $55.1 million for 2008, from $71.8 million for 2007. International sales decreased by $3.2 million, or 19.0%, to $13.7 million for 2008, from $17.0 million for 2007. The decrease in international sales was primarily due to the lack in 2008 of end-of-life sales and initial pipeline shipments of Rockford’s new product lines that had increased sales in 2007.

Gross Profit.  Gross profit decreased by $7.7 million, or 26.6% to $21.2 million for 2008 from $28.9 million for 2007. As a percent of sales, gross profit decreased to 30.8% for 2008, from 32.5% for 2007. The decrease in gross profit as a percent of sales is primarily due to lower royalty revenue, higher reserves for inventory obsolescence, and higher returns as a percent of net sales. These declines were partially offset by lower sales discounts.

Sales and Marketing Expenses.  Sales and marketing expenses decreased by $1.5 million, or 11.1%, to $11.8 million for 2008 from $13.3 million for 2007. As a percent of sales, sales and marketing expenses increased to 17.1% for 2008 from 15.0% for 2007. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight resulting from lower sales, as well as reduced promotional activities.

General and Administrative Expenses.  General and administrative expenses remained consistent at $11.2 million for 2008 and $11.2 million for 2007. As a percent of sales, general and administrative expenses increased to 16.3% for 2008 from 12.5% for 2007. The 2008 period included severance charges of approximately $1.1 million associated with the elimination of two executive officer positions and the planned closing of manufacturing and distribution facilities. Bad debt expense during the 2008 period was also $1.2 million higher than bad debt expense in the 2007 period. General and administrative expenses in 2007 included a special charge of approximately $1.1 million related to departing employees. Most of the 2007 special charge arose from costs associated with the Retirement and Salary Continuation Agreement for Rockford’s former CEO.

Research and Development Expenses.  Research and development expenses decreased by $0.2 million, or 6.1%, to $2.6 million for 2008, as compared to $2.8 million for 2007. As a percent of sales, these expenses increased to 3.9% for 2008 from 3.2% for 2007. The decrease in research and development expense is primarily related to costs incurred in 2007 associated with the launch of Rockford’s new products in 2007.

Operating Income (Loss).  Operating income (loss) declined by $6.0 million, to an operating loss of $4.5 million for 2008 compared to operating income of $1.6 million for 2007. As a percent of sales, operating loss was 6.5% for 2008, compared to operating income of 1.8% for 2007. This decline in operating income (loss) is primarily due to lower net sales and gross profit that were only partially offset by lower operating expenses.

Interest and Other Expense, Net.  Interest and other expense, net, primarily consists of interest expense and other gains and losses. Interest and other expense, net, decreased by $0.9 million or 99.7%, to $3,000 for 2008 from $0.9 million for 2007. The improvement is primarily attributable to the gain of approximately $0.8 million arising from the repurchase of $2.0 million face value of convertible notes and to lower interest expense in 2008 primarily due to lower effective borrowing rates. The 2008 interest expense was not impacted by the gain on the repurchase of an additional $2.5 million of convertible notes in January 2009 that Rockford had announced would result in a gain of approximately $0.5 million for the fourth quarter of 2008. After further review Rockford determined that the gain is properly reportable in the first quarter of 2009 and, therefore, did not affect 2008. The decrease is partially offset by a fourth quarter 2007 currency gain of approximately $418,000 resulting from the recognition of Rockford’s previously unrealized cumulative transaction gains. Recognition was triggered by the dissolution of Rockford’s European subsidiary.

Income Tax Expense (Benefit).  Income tax expense from continuing operations was $24,000 for 2008 and zero expense for 2007. The effective income tax rates were 0.5% for 2008 and 0.0% for 2007. Rockford is not recording any tax benefit on losses in 2008 for financial reporting purposes because it currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets, which include net operating loss carryforwards. Similarly, in 2007 Rockford did not have income tax expense on its net income because it reduced the valuation allowance required. Rockford’s loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management believes that some portion of the reserved deferred tax asset becomes more likely than not recoverable. The small income tax expense in 2008 related to state taxes in jurisdictions where the taxing mechanism now generates taxes even in loss periods.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales.  Net sales decreased by $14.0 million, or 13.7%, to $88.7 million for 2007, from $102.8 million for 2006. The decrease in sales was primarily attributable to lower sales to OEM, mass retail and independent specialist customers and to the elimination of sales of Rockford’s Q-Logic enclosure product line which was sold on March 31, 2006. These reductions were partially offset by higher OEM royalty revenue and lower product returns. Royalty revenues fluctuate with consumer demand and automobile manufacturers’ production schedules, which can be volatile. OEM royalty revenues for 2007 and 2006 were $6.3 million and $2.6 million respectively.

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

General and Administrative Expenses.  General and administrative expenses decreased by $5.5 million or 33.1%, to $11.2 million for 2007 from $16.8 million for 2006. As a percent of sales, general and administrative expenses decreased to 12.5% for 2007 from 16.3% for 2006. The decrease in general and administrative expenses is primarily due to lower personnel related expenses, facilities costs and professional fees and was partially offset by a special charge of approximately $1.1 million related to departing employees recorded in the first quarter of 2007. Most of this special charge arose from costs associated with the Retirement and Salary Continuation Agreement with Rockford’s former CEO. General and administrative expenses for 2006 also included a legal settlement charge of approximately $1.5 million to resolve a patent litigation matter and restructuring charges of approximately $1.3 million related to severance costs.

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

Interest and Other Expense, Net.  Interest and other expense, net, primarily consists of interest expense and other gains and losses. Interest and other expense, net, decreased by $0.4 million or 28.7%, to $0.9 million for 2007 from $1.2 million for 2006. The decrease is primarily attributable to a fourth quarter 2007 currency gain of approximately $418,000 resulting from the recognition of Rockford’s previously unrealized cumulative transaction gains. Recognition was triggered by the dissolution of Rockford’s European subsidiary.

Income Tax Expense (Benefit).  Income tax expense from continuing operations was zero expense for 2007 and an income tax benefit from continuing operations of $0.4 million for 2006. The effective income tax rates were 0.0% for 2007, and 4.9% for 2006. Rockford is not recording any tax expense (benefit) on income (losses) in 2007 for financial reporting purposes. Rockford currently continues to maintain a valuation allowance reserve against all of its net deferred tax assets, which include net operating loss carryforwards. These loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management believes that some portion of the reserved deferred tax asset become more likely than not recoverable.

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

The following tables show selected consolidated quarterly statements of operations data derived from Rockford’s unaudited consolidated financial statements for each of the eight quarters ended December 31, 2008. These unaudited financial results were prepared on a basis consistent with the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated results of operations for those periods. The results of operations for any quarter are not necessarily indicative of the results for any future period.

Consolidated Statement of Operations Data

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands, except per share data)

Net sales	$26,372	$26,740	$18,695	$16,938	$18,445	$21,786	$18,187	$10,456
Gross profit	7,880	8,398	6,278	6,321	6,357	7,623	5,077	2,147
Income (loss) from operations	(527)	1352	437	310	116	242	(678)	(4,128)
Net income (loss)	$(867)	$970	$91	$492	$(91)	$839	$(884)	$(4,339)

Net income (loss) per common share(1)
Basic	$(0.09)	$0.10	$0.01	$0.05	$(0.01)	$0.10	$(0.10)	$(0.51)

Diluted	$(0.09)	$0.08	$0.01	$0.05	$(0.01)	$0.09	$(0.10)	$(0.51)

(1)	The sum of quarterly net income (loss) per common share does not equal annual net income (loss) per common share due to changes in the weighted average number of common shares outstanding.

Liquidity and Capital Resources

Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow used in operations was $0.9 million for 2008 compared to $8.9 million of cash flow from operations for 2007. Net losses and a reduction in accounts payable were the primary uses of cash during 2008. Decreases in accounts receivable and inventory were the primary sources of cash during 2008.

Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Rockford’s current credit agreement prohibits the payment of cash dividends. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 3.25% at December 31, 2008. As of December 31, 2008, Rockford was in compliance with it’s applicable covenants. The availability under the credit facility at December 31, 2008 was approximately $4.5 million in excess of the outstanding balance of $7.5 million.

At December 31, 2008, Rockford had outstanding $7.5 million of 4.5% convertible senior subordinated secured notes due June 10, 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share. These items were outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $7.5 million were allocated between the warrants and the notes based on their relative fair values. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes would convert into 1,626,898 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders have a second priority lien on certain Rockford assets.

In January of 2009, Rockford repurchased $2.5 million of the convertible notes and 237,500 associated warrants for a total price of approximately $2.0 million. In connection with this repurchase Rockford will record a gain to other income of approximately $0.5 million in January of 2009, net of fees and write-off of the related portion of unamortized debt issuance costs. The repurchase reduced the outstanding principal of the notes from $7.5 million, as stated in the preceding paragraph, to $5.0 million.

In April of 2009, Rockford agreed with the holder of the remaining $5.0 million of convertible notes to amend the terms of the convertible notes. The maturity date of June 10, 2009, is amended and the notes will now be repaid in four equal payments of $1.25 million on June 10, 2009, December 10, 2009, June 10, 2010 and December 10, 2010. As of June 10, 2009 the interest rate will increase to 10% on the unpaid balance, the outstanding warrants will expire, and the conversion option will expire. Rockford may repay early any or all of the outstanding principal without penalty.

Rockford anticipates, based on its cash flow forecast, that cash flow from operations at the expected level of operations for 2009 and available borrowings under its credit facility will be adequate to meet Rockford’s requirements for current capital expenditures, working capital and interest payments for the next twelve months. Rockford does not expect asset sales will be a significant source of cash in 2009 or 2010.

As amended, Rockford will be required to pay $2.5 million of the remaining outstanding convertible notes during 2009. Based on current cash-flow forecasts Rockford anticipates that it will have available borrowings under its credit facility to complete this repayment. This availability could be impacted by adverse economic events such as the credit crisis suffered at the end of 2008 and early 2009 or by a deterioration in Rockford’s operations or financial performance.

If Rockford is unable to meet its liquidity needs, it could be forced to seek one or more financing alternatives and to consider changes in its operations. Financing alternatives could include reducing or delaying capital expenditures, borrowing additional funds, selling equity securities, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Operational changes could include reductions in employee compensation and benefits, evaluation of Rockford’s status as a public company in order to reduce costs, reductions in working capital needs, changes in distribution strategies and potential exit strategies. Some of these alternatives and changes might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. Rockford cannot give assurance that satisfactory alternatives of changes could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently anticipated.

Rockford had working capital of $5.9 million at December 31, 2008, compared to $17.1 million at December 31, 2007. The significant components of working capital at December 31, 2008 include:

•	Rockford had no cash and cash equivalents at December 31, 2008 and December 31, 2007. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $12.9 million at December 31, 2008 compared to $15.9 million at December 31, 2007.

•	Rockford’s inventory position decreased from $14.4 million at the end of 2007 to $13.0 million at December 31, 2008. This inventory decrease was primarily due to the outsourcing of manufacturing and the reduction of end of life inventory during 2008.

•	Accounts payable decreased $1.7 million, from $5.8 million at December 31, 2007 to $4.0 million at December 31, 2008. This decrease was primarily due to lower purchase requirements resulting from lower sales.

•	Current portion of note payable increased by $5.0 million because the maturity of the convertible notes other than the $2.5 million portion extended to 2010 is within twelve months as of December 31, 2008.

The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded as short term the $3.5 million and $7.5 million outstanding balance as at December 31, 2007 and December 31, 2008, respectively, on the Wachovia Capital credit facility. The credit facility matures on March 29, 2011, and Rockford expects to maintain the credit facility for its entire term.

Investing activities used cash of $0.8 million for 2008 and used cash of $0.4 million for 2007. Capital expenditures, the primary use of cash from investing activities, were $1.1 million for 2008 versus $1.0 million for 2007. The primary source of cash from investing activities in 2007 and 2008 was proceeds from the sale of Rockford’s Q-Logic enclosure business and collections on the long term note receivable related to this sale. Rockford’s capital spending is primarily in tooling for specific product lines and computer hardware and software to support operations. Rockford does not anticipate significant changes in its capital spending requirements in 2009.

Off Balance Sheet Arrangements

Rockford does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIEs), which would be established for the purpose of facilitating off-balance sheet arrangements. As of December 31, 2008, Rockford did not have any unconsolidated VIE’s.

Rockford did not have any material outstanding noncancelable purchase obligations at December 31, 2008. Several of its sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.

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

26.1

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

In addition, Rockford earns royalties by licensing its brand names and know-how to its customers for use in their products. Royalty revenue is recognized as the customer produces products using Rockford’s brand names and know-how based upon the terms of the agreement and the production information provided by the licensee. The royalties are included in net sales on the consolidated statement of operations.

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

Warranty.  Rockford maintains a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet its standard warranty against defects in material and workmanship. The estimate is based upon a trend analysis of historical costs and the number of units expected to be subject to warranty claims using historical estimates of number of units likely to be returned.

Income taxes.  Rockford must make estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Rockford must assess the likelihood that it will be able to recover Rockford’s deferred tax assets and establish a valuation allowance for the portion of its deferred tax assets that it does not believe are more likely than not recoverable. Based on Rockford’s review of its net deferred tax assets at December 31, 2008, it determined that a full valuation allowance was required.

Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. Adoption had no net impact because the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance could favorably affect the effective income tax rate.

In 2008, Rockford’s unrecognized tax benefits decreased by $505,000 due to the completion of an IRS review of Rockford’s 2006 federal income tax return that began in May 2008 and was completed in October 2008. Upon adoption of FIN 48, the recording of this unrecognized tax benefit reduced certain carryover attributes, but had no effect on the effective tax rate because of the existence of a full valuation allowance. As noted above, since Rockford has maintained a full valuation allowance in 2008, this reduction in unrecognized tax benefits has no impact on the effective tax rate for this year.

Inflation.  Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs had some impact on Rockford’s results in the first half of 2008, but the fall in commodity prices and reduction in economic activity in the second half of 2008 moderated this impact significantly. The recessionary environment in early 2009 appears to have reduced the risk that inflation will have a significant impact on Rockford’s operations in the short term.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rockford Corporation

We have audited the accompanying consolidated balance sheets of Rockford Corporation and subsidiaries (collectively the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockford Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

April 14, 2009
Phoenix, Arizona

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $929 and $1,441 at December 31, 2007 and 2008, respectively	15,885	12,856
Inventories	14,352	13,043
Prepaid expenses and other	1,224	551

Total current assets	31,461	26,450
Property and equipment, net	1,905	1,743
Other assets	646	332

Total assets	$34,012	$28,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,794	$3,980
Accrued salaries and incentives	1,415	1,367
Accrued warranty and returns	1,267	700
Other accrued expenses	1,640	1,838
Current portion of capital leases and other long-term liabilities	760	161
Notes payable, less unaccreted discount of $20 at December 31, 2008	—	4,980
Asset-based credit facility	3,475	7,547

Total current liabilities	14,351	20,573
Notes payable, less unaccreted discount of $130 and $10 at December 31, 2007 and 2008, respectively	9,582	2,593
Long-term portion of capital lease and other long-term liabilities	133	66

Total liabilities	24,066	23,232
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $.01 par value. Authorized shares — 40,000,000. Issued shares — 9,395,720 shares at December 31, 2007 and 2008	94	94
Additional paid-in capital	38,319	38,554
Accumulated deficit	(27,569)	(32,044)
Less: Treasury stock, at cost (449,700 and 814,512 shares at December 31, 2007 and 2008 respectively)	(898)	(1,311)

Total shareholders’ equity	9,946	5,293

Total liabilities and shareholders’ equity	$34,012	$28,525

See accompanying notes to consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008

Net sales	$102,776	$88,745	$68,874
Cost of goods sold	73,919	59,868	47,670

Gross profit	28,857	28,877	21,204
Operating expenses:
Sales and marketing	16,772	13,273	11,805
General and administrative	16,753	11,215	11,201
Research and development	3,218	2,817	2,646

Total operating expenses	36,743	27,305	25,652

Operating income (loss)	(7,886)	1,572	(4,448)
Interest expense	1,366	1,423	850
Other income	(123)	(537)	(847)

Income (loss) from continuing operations before income taxes	(9,129)	686	(4,451)
Income tax expense (benefit)	(437)	—	24

Income (loss) from continuing operations	(8,692)	686	(4,475)
Loss from discontinued operations, net of taxes	(155)	—	—

Net income (loss)	$(8,847)	$686	$(4,475)

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$(0.92)	$0.07	$(0.51)

Diluted	$(0.92)	$0.07	$(0.51)

Loss from discontinued operations
Basic	$(0.02)	$0.00	$0.00

Diluted	$(0.02)	$0.00	$0.00

Net income (loss)
Basic	$(0.94)	$0.07	$(0.51)

Diluted	$(0.94)	$0.07	$(0.51)

Weighted average shares:
Basic	9,388	9,325	8,697

Diluted	9,388	9,342	8,697

See accompanying notes to consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Income	Number	Amount	Total

Balance at December 31, 2005	9,384	$94	$37,548	$(19,408)	$397	—	$—	$18,631
Currency translation	—	—	—	—	14	—	—	14
Net loss	—	—	—	(8,847)	—	—	—	(8,847)

Comprehensive loss	—	—	—	—	—	—	—	(8,833)
Exercise of stock options, including tax benefit of $0	7	—	16	—	—	—	—	16
Share-based compensation	—	—	431	—	—	—	—	431

Balance at December 31, 2006	9,391	94	37,995	(28,255)	411	—	—	10,245
Currency translation	—	—	—	—	(411)	—	—	(411)
Net income	—	—	—	686	—	—	—	686

Comprehensive income	—	—	—	—	—	—	—	275
Exercise of stock options, including tax benefit of $0	5	—	11	—	—	—	—	11
Share-based compensation	—	—	313	—	—	—	—	313
Purchase of treasury stock	—	—	—	—	—	450	(898)	(898)

Balance at December 31, 2007	9,396	94	38,319	(27,569)	—	450	(898)	9,946
Net loss	—	—	—	(4,475)	—	—	—	(4,475)
Share-based compensation	—	—	235	—	—	—	—	235
Purchase of treasury stock	—	—	—	—	—	365	(413)	(413)

Balance at December 31, 2008	9,396	$94	$38,554	$(32,044)	$—	815	$(1,311)	$5,293

See accompanying notes to consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cash flow from continuing operating activities:
Net income (loss)	$(8,847)	$686	$(4,475)
Net loss from discontinued operations	(155)	—	—

Net income (loss) from continuing operations	(8,692)	686	(4,475)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,555	1,849	1,654
Share based compensation expense	431	313	235
Loss on legal settlement and special charges	1,518	1,098	—
Gain on divestiture of business	(142)	—	—
Realized translation gain	—	(411)	—
Write-off of asset to fair value	—	—	188
Net gain on buyback of notes and warrants	—	—	(812)
Loss (gain) on sale of property and equipment	153	(35)	(98)
Provision for doubtful accounts	856	111	1,431
Provision for inventory	974	507	1,049
Changes in operating assets and liabilities:
Accounts receivable	3,300	3,245	1,597
Inventories	(2,768)	4,752	260
Prepaid expenses and other	2,271	739	385
Accounts payable	(2,534)	(1,301)	(1,814)
Accrued salaries and incentives	168	(573)	(111)
Accrued warranty and returns	(935)	(932)	(567)
Other accrued expenses	(1,279)	(1,107)	170

Net cash provided by (used in) operating activities	(4,124)	8,941	(908)
Cash flow from continuing investing activities:
Purchases of property and equipment	(1,505)	(1,014)	(1,088)
Proceeds from sale of property and equipment	78	161	116
Net proceeds from disposal of assets	972	400	100
Increase (decrease) in other assets	263	31	62

Net cash (used in) investing activities	(192)	(422)	(810)
Cash flow from continuing financing activities:
Note payable issuance (payments)	—	317	(1,205)
Proceeds from bank debt and short term notes	114,765	86,047	76,620
Payments on bank debt and short term notes	(110,440)	(92,972)	(72,546)
Payments on capital lease obligations	(39)	(44)	(47)
Payments on litigation settlement	—	(980)	(691)
Purchase of treasury stock	—	(898)	(413)
Proceeds from exercise of stock options	16	11	—

Net cash provided by (used in) financing activities	4,302	(8,519)	1,718
Effect of exchange rate changes on cash from continuing operations	14	—	—

Net decrease in cash and cash equivalents from continuing operations	—	—	—
Net decrease in cash flow from discontinued operations	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

Cash flow from discontinued operations:
Cash flow provided by operating activities	$34	$—	$—
Cash flow used in investing activities	—	—	—
Cash flow provided by (used in) financing activities	(34)	—	—
Effect of exchange rate changes on cash	—	—	—

Net decrease in cash flow from discontinued operations	$—	$—	$—

See accompanying notes to consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Organization and Description of Business

Rockford Corporation and subsidiaries (“Rockford”) designs, assembles and distributes high performance mobile audio products, primarily under the Rockford Fosgate, Lightning Audio, and Rockford Acoustic Design brands.

Rockford was organized and incorporated under the laws of the State of Arizona on July 22, 1980. Corporate headquarters are located in Tempe, Arizona. Manufacturing is performed by third party manufacturers in Asia. Until recently Rockford had limited manufacturing at facilities located in Tempe, Arizona. Rockford uses warehouses located in Arizona and Michigan.

Basis of Presentation

The accompanying consolidated financial statements include the activities of Rockford and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming that Rockford will continue as a going concern. A going concern basis of accounting contemplates the recovery of Rockford’s assets and the satisfaction of its liabilities in the normal course of business.

In conjunction with the economic slowdown in 2008, Rockford incurred a net loss of approximately $4.5 million and borrowed approximately $4.1 million on its asset-based line of credit to fund its operating losses and commence repayment of certain notes payable. To achieve its goal of returning to profitability, management’s plans include scaling back its operating structure to be in line with its anticipated sales volumes (which commenced with its fourth quarter 2008 reductions), restructured $5.0 million of its note payable due June 30, 2009 to extend the payments from June 30, 2009 to four ratable payments through December 10, 2010, and has developed additional cost reduction plans in the event sales levels are lower than those expected.

Rockford believes its plans will enable it to satisfy its liquidity needs as anticipated for the year ended December 31, 2009. However, if demand for Rockford’s products declines further than management’s projections, or if Rockford is otherwise unable to meet its liquidity needs, Rockford may need to further reduce its operating costs or seek one or more financing alternatives. However, Rockford may not be successful in reducing its costs to the level required should there be unanticipated further reductions in demand or difficulties in obtaining additional funding beyond its current credit facility. While Rockford believes it can maintain compliance with its debt covenants and maintain borrowing capacity and availability under its line of credit (which is Rockford’s only current source of liquidity), a failure to maintain compliance with its debt covenants or unanticipated deterioration of its business could compromise Rockford’s ability to be assured that amounts would remain available under its line of credit. If Rockford does not generate adequate operating results in 2009, it may require additional equity or debt financing or further reductions in its operating costs, beyond those included in its current operating plan for 2009, in order to meet its working capital requirements through December 31, 2009. If additional financing is not available and management does not make operational adjustments in a timely manner, Rockford’s financial condition could be adversely impacted and its ability to operate as a going concern may be adversely affected.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when acquired. Rockford’s investments have consisted of commercial paper, certificates of deposit and money market accounts.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Rockford adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value, as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:  Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2:  Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

Rockford determines the estimated fair value of financial instruments using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts it could realize in a current market exchange.

The carrying amounts of accounts receivable, accounts payable, accrued salaries and incentives, accrued warranty and returns and other accrued liabilities approximate fair values based on the liquidity of these financial instruments or based on their short-term nature. The fair value of its $7.5 million notes payable approximates $6.0 million, determined based on a level 2 input, the early extinguishment of a portion of its note payable as disclosed in Note 5. The carrying value of Rockford’s borrowings under its asset-based credit facility approximates fair value.

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

In addition, Rockford earns royalties by licensing its brand names and know-how to its customers for use in their product. Royalty revenue is recognized as the customer produces products using Rockford’s brand names and know-how based upon the term of the agreement and the production information provided by the licensee. The royalties are included in net sales on the consolidated statement of operations.

Shipping and Handling Costs

Rockford records outbound product shipping costs as freight expense in sales and marketing expense. Freight expense for the years ended December 31, 2006, 2007 and 2008 was approximately $3.3 million, $2.8 million and $2.3 million respectively.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowances

Rockford sells its products principally to mobile audio dealers and distributors in North America, South America, Europe and Asia. Rockford also sells certain portions of its product line to major mass retailers in the United States and Canada. At December 31, 2007 and 2008, net accounts receivable includes approximately $2.7 million and $3.4 million respectively, due from international businesses.

Rockford maintains an allowance for doubtful accounts, based on historical rates, for estimated losses resulting from the inability of its customers to make required payments. Rockford has included in the allowance for accounts receivable at December 31, 2007 and 2008, approximately $0.8 million, and $1.3 million respectively, for doubtful accounts.

Rockford also maintains allowances for prompt pay and freight discounts, based on historical rates for discounts offered to customers. Rockford has included in its allowance for accounts receivable at December 31, 2007 and 2008, approximately $0.1 million and $0.1 million respectively, with respect to customers expected to use such discounts after year-end.

Inventories

Inventories consist principally of finished goods and raw materials of electronic and mechanical components used in the manufacturing of amplifiers, speaker systems and other finished goods. Inventories are carried at the lower of cost or market computed using the weighted average method. Rockford writes-down estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions regarding future demand, average selling price, and market conditions. Such write downs establish a new cost basis for the items.

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

Advertising

Rockford expenses advertising as incurred. Advertising expense for the years ended December 31, 2006, 2007 and 2008 was approximately $0.6 million, $0.2 million and $1.0 million respectively. Such amounts are included in sales and marketing expenses in Rockford’s consolidated statements of operations.

Income Taxes

Rockford accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized in order to account for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled net of valuation allowances. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date.

Rockford assesses the likelihood that it will able to recover its deferred tax assets. If recovery is not likely, Rockford must increase the provision, or decrease the benefit, by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. As of December 31, 2007 and 2008, Rockford had a full valuation allowance against its net deferred tax assets.

Rockford adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. The adoption had no net impact because the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance could favorably affect the effective income tax rate.

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

Rockford maintains a warranty reserve, based on historical rates, for costs associated with the repair or replacement of product that fails to meet its standard warranty against defects in material and workmanship. The estimate is based upon a trend analysis of historical costs and the number of units expected to be subject to warranty claims using historical estimated of number of units likely to be returned.

A reconciliation of the warranty and returns reserve activity is as follows for the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(In thousands)

Balance at the beginning of year	$3,185	$2,199	$1,267
Provision for warranties and returns	6,674	3,694	3,796
Net settlements made during the year	(7,660)	(4,626)	(4,363)

Balance at the end of the year	$2,199	$1,267	$700

During 2008 Rockford refined its estimates for calculating its allowance for warranty and sales returns. This change in estimate resulted in a decrease of the reserve by approximately $0.4 million, or $0.05 per diluted share, for the year ending December 31,2008.

Income (Loss) per Common Share

Rockford reports income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share. Diluted income per share includes the dilutive effects of options, warrants and convertible securities.

Significant Customers

Rockford had sales to one customer representing 22.1%, 19.0% and 16.9% of net sales for the years ended December 31, 2006, 2007 and 2008, respectively and sales to another customer representing 14.6%, 7.5% and 3.9% of net sales for the years ended December 31, 2006, 2007 and 2008, respectively. These customers accounted

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively for approximately 20.8% and 6.1% of the accounts receivable balance at December 31, 2007 and 21.1% and 2.8% at December 31, 2008.

Foreign Currency Translation

Rockford has translated the financial statements of foreign subsidiaries into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the current exchange rates at the balance sheet date. Shareholders’ equity accounts were translated at historical exchange rates. Amounts reported in the consolidated statements of operations have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year-to-year have been reported separately as a component of shareholders’ equity. The effect on the consolidated statements of operations of transaction gains and losses is insignificant. Rockford recorded in 2007 a currency gain of approximately $411,000 due to the recognition of Rockford’s previously unrealized cumulative translation gains triggered by the dissolution of its European subsidiary which was completed in December of 2007.

Stock Based Compensation

Rockford grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at date of grant. Fair market value of the underlying shares is determined by the market price at the date of the grant.

Rockford adopted SFAS No 123R, Share Based Payments using the “modified prospective” method permitted by SFAS No. 123R. In this method compensation costs are recognized based on the requirements of SFAS No. 123R for all share-based payments granted or modified.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The actual results experienced by Rockford may differ from management’s estimates.

2.	Discontinued Operations

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

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the results of operation for the Rockford Home Group for the periods presented and are reported on Rockford’s consolidated statements of operations as results from discontinued operations:

December 31, 2006
(In thousands)

Revenues	$46
Cost of sales	201

Net loss	$(155)

3.	Inventories

Inventories consisted of the following:

	December 31,
	2007	2008
	(In thousands)

Raw materials	$3,564	$501
Work in progress	246	49
Finished goods	10,542	12,493

	$14,352	$13,043

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2008
	(In thousands)

Machinery and equipment	$10,501	$3,469
Tooling equipment	2,952	2,964
Leasehold improvements	2,861	2,094
Furniture and fixtures	297	214
Computer software and hardware	2,229	2,297
Assets in process	80	369
Assets under capital leases	182	182

	19,102	11,589
Less accumulated depreciation and amortization	(17,197)	(9,846)

	$1,905	$1,743

Depreciation expense was approximately $2.2 million, $1.5 million and $1.2 million in 2006, 2007, and 2008, respectively. Depreciation of assets under capital leases is included in depreciation expense. Accumulated depreciation on assets under capital leases totaled $46,000 and $91,000 at December 31, 2007 and 2008, respectively.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following:

	December 31,
	2007	2008
	(In thousands)

Asset-based credit facility	$3,475	$7,547
Convertible senior subordinated secured notes	9,500	7,500
Other	318	212

	13,293	15,259
Less debt discount	(130)	(30)
Less current portion	(3,581)	(12,636)

	$9,582	$2,593

Interest payments were approximately $1.4 million, $1.4 million and $1.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Rockford’s current credit agreement prohibits the payment of cash dividends. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The interest rate was 3.25% at December 31, 2008. As of December 31, 2008, Rockford was in compliance with it’s applicable covenants. The availability under the credit facility at December 31, 2008 was approximately $4.5 million in excess of the outstanding balance of $7.5 million.

The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $3.5 million and $7.5 million outstanding balances as of December 31, 2007 and 2008, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.

At December 31, 2008, Rockford had outstanding $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 shares of common stock at $3.73 per share. These items were outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The net proceeds of approximately $7.5 million face value are allocated between the warrants and the notes based on their respective fair values. The value of the warrants was calculated using the Black-Scholes pricing model. The discount on the notes is being accreted ratably, over the term of the notes, to the $7.5 million amount due at maturity. Debt issuance costs were capitalized and are being amortized over the life of the notes. The noteholders may convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. If fully converted, the notes would convert into 1,626,898 shares of Rockford’s common stock. Rockford may, at its option, redeem all or any part of the notes from and after June 10, 2007, for a redemption price equal to the outstanding principal plus accrued interest. The noteholders also have a second priority lien on certain Rockford assets.

In January of 2009, Rockford used its asset-based credit facility to repurchase $2.5 million of the convertible notes and 237,500 associated warrants for a total price of approximately $2.0 million. In connection with this repurchase Rockford will record a gain to other income of approximately $0.5 million in January of 2009, net of fees

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and write-off of the related portion of unamortized debt issuance costs. The repurchase reduced the outstanding principal of the notes from $7.5 million, as stated in the preceding paragraph, to $5.0 million.

In April of 2009, Rockford agreed with the holder of the remaining $5.0 million of convertible notes to amend the terms of the convertible notes. The maturity date of June 10, 2009, is amended and the notes will now be repaid in four equal payments of $1.25 million on June 10, 2009, December 10, 2009, June 10, 2010 and December 10, 2010. As of June 10, 2009 the interest rate will increase to 10% on the unpaid balance, the outstanding warrants will expire, and the conversion option will expire. Rockford may repay early any or all of the outstanding principal without penalty.

Rockford was in compliance with all applicable covenants under the indenture for the convertible notes as of December 31, 2008.

The aggregate principal payments due on long-term debt (including the Wachovia credit facility that is classified as short term for the reasons described above) are as follows:

Years Ending December 31,
(In thousands)

2009	$5,109
2010	2,603
2011	7,547
2012	—
2013	—

$15,259

6.	Leases

Rockford leases certain manufacturing, warehouse and office facilities, and computer hardware and software under noncancelable operating leases that expire in various years through December 2014.

Future minimum payments under noncancelable capital and operating leases with initial terms of one year or more consisted of the following at December 31, 2008:

	Capital	Operating Leases
	(In thousands)	(In thousands)

2009	$59	$1,111
2010	—	865
2011	—	801
2012	—	459
2013	—	354
Thereafter	—	271

Total minimum lease payments	59	$3,861

Less amount representing interest and taxes	7

Total present value of capital obligation	52
Less current portion	(52)

Long-term obligation under capital leases	$—

Total rental expense for all operating leases was approximately $2.3 million, $1.8 million and $1.8 million for the years ended December 31, 2006, 2007 and 2008 respectively.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

Rockford’s deferred tax assets consisted of the following:

	December 31,
	2007	2008
	(In thousands)

Deferred tax assets
Inventory basis	$1,021	$885
Basis in receivables	340	534
Book over tax depreciation	680	559
Accrued warranty	469	259
Net operating loss carryforward	17,261	19,615
Capital loss carryforward	945	945
Federal and state credit carryforwards	1,974	2,106
Accrued liabilities and other	719	694

Gross deferred tax assets	23,409	25,597
Valuation allowance	(23,409)	(25,597)

Net deferred tax assets	$—	$—

In 2006, 2007, and 2008 Rockford has maintained a valuation allowance recorded on the entire amount of its deferred tax assets. During 2008, the valuation allowance increased by $2.2 million to an ending balance of $25.6 million at December 31, 2008 primarily due to a net operating loss for U.S. tax purposes. The valuation allowance includes approximately $148,000 for net operating loss carryforwards that relate to stock option compensation expense and warrants expense for income tax reporting purposes. Any utilization of this portion of Rockford’s net operating loss carryforwards would be recorded as an increase in additional paid in capital.

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

At December 31, 2008 Rockford had a net operating loss carryforward for United States federal income tax purposes of approximately $54.5 million with the following details:

•	Approximately $52.6 million of this carryforward is from domestic operations and can be carried forward until it begins to expire in 2025. This carryforward results in a deferred tax asset of approximately $17.9 million.

•	Approximately $1.9 million of the net operating loss carryforward is from international operations, is subject to an annual limitation under Section 382 and will begin to expire in 2011 if not utilized. This carryforward results in a deferred tax asset of approximately $0.7 million.

•	Rockford also has a deferred tax asset in the amount of $1.0 million for state tax loss carryforwards. The state loss carryforwards began to expire in 2008.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Rockford has a capital loss carryforward for federal income tax purposes of $2.8 million. This carryforward results in a deferred tax asset in the amount of $0.9 million. This carryforward expires in 2012.

•	Rockford also has approximately $2.1 million of federal and state tax credits for alternative minimum tax and research and experimentation. The research and experimentation credits begin to expire in 2022 and 2017 for federal and state tax purposes, respectively. However, the alternative minimum tax credits can be carried forward indefinitely. These total credits result in a deferred tax asset of approximately $2.1 million.

A valuation allowance was recorded for the entire unreserved balance of net operating loss carryforwards and credits in 2008. Rockford has not recorded a benefit related to prior year losses generated outside of the United States.

Federal and state income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2006	2007		2008
	(In thousands)

Current:
Federal expense (benefit)	$(437)	$		$—
State expense (benefit)	—		—	24
Foreign expense	—		—	—

Total current expense (benefit)	(437)			24
Deferred:
Federal expense (benefit)	—		—	—
State expense (benefit)	—		—	—
Foreign expense(benefit)	—		—	—

Total deferred expense (benefit)	—		—	—

Income tax expense (benefit)	$(437)	$		$24

A reconciliation of Rockford’s effective income tax rate to the federal statutory rate follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Federal statutory rate — continuing operations	$(3,104)	$233	$(1,513)
Federal statutory rate — discontinued operations	(53)	—	—
State tax operating loss carryforward	(408)	(136)	(73)
Nondeductible items	110	68	33
Amount not taxable due to dissolution of subsidiary	—	(2,531)	—
Tax benefit on disposal of domestic subsidiary stock	(1,008)	—	—
Federal and state tax credits	(367)	(138)	(132)
Loss of state net operating losses	267	—	—
Increase in valuation allowance	4,378	2,567	2,188
Uncertain tax positions	(437)	—	(505)
Affiliate unbenefited losses	249	—	—
Other, net	(64)	(63)	26

Income tax benefit	$(437)	$—	$24

Rockford’s income (loss) attributable to foreign operations amounted to approximately $(732,000), $(96,000) and $0 for years ended December 31, 2006, 2007 and 2008, respectively. Income (loss) attributable to domestic

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations amounted to approximately $(8,116,000), $782,000 and $(4,475,000) for the years ended December 31, 2006, 2007 and 2008, respectively.

Rockford adopted the provisions of FIN 48 on January 1, 2007. Adoption had no net impact because the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. Any future recognition of this amount would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance could favorably affect the effective income tax rate.

In 2008, Rockford’s unrecognized tax benefits decreased by $505,000 due to the completion of an IRS review of Rockford’s 2006 federal income tax return that began in May 2008 and was completed in October 2008. Upon adoption of FIN 48, the recording of this unrecognized tax benefit reduced certain carryover attributes, but had no effect on the effective tax rate because of the existence of a full valuation allowance. As noted above, since Rockford has maintained a full valuation allowance in 2008, this reduction in unrecognized tax benefits has no impact on the effective tax rate for this year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008
	(In thousands)	(In thousands)

Balance at beginning of year	$1,071	$1,071
Additions based on tax positions relating to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	505
Settlements	—	—

Balance at ending of year	$1,071	$566

Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, Rockford has not recorded any related expense in its consolidated statement of operations for 2007 and 2008. The Company’s 2005-2008 years remain subject to examination for federal income tax purposes, whereas the 2004-2008 years remain subject to examination for certain state taxing jurisdictions where the Company operates. The statute of limitations for certain years may be extended if Rockford were to utilize certain of its carryover attributes from years outside of this range. Rockford does not expect the amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.

8.	Common Stock Grants and Options

Rockford has established stock option plans for selected employees, directors and consultants. Under the stock option plans, options to purchase common stock of Rockford are granted to selected employees, directors and consultants at the fair market value of the underlying common stock. The options generally have a term of ten years and become exercisable over three years commencing on the date of the grant. Under certain circumstances, Rockford has the right to repurchase common stock acquired under some of the options at their fair market value.

At December 31, 2008 Rockford had five active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from zero to three years, and have a maximum term of ten years. Some options provide for accelerated vesting if there is a change in control (as defined in the plans). When options under any of the plans are exercised, new shares of Rockford’s common stock are issued. At December 31, 2008 there were 305,550 shares available for grant under these plans.

The adoption of SFAS No. 123R increased compensation expense for the years ended December 31, 2006, 2007, and 2008 by approximately $0.4 million, $0.3 million, and $0.2 million respectively. This increased basic and diluted loss per share by $0.05 and $0.03 for the years ended December 31, 2006 and 2008, respectively, and

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lowered basic and diluted income per share by $0.04 for the year ended December 31, 2007. The total value of stock option awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2008, total unrecognized compensation cost related to non vested stock option awards was approximately $0.2 million and the related weighted-average period over which these costs are expected to be recognized is approximately 1.9 years. The total fair value of options that vested during the years ended December 31, 2006, 2007, and 2008 was $0.4 million, $0.3 million and $0.2 million, respectively.

SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits for the years ended December 31, 2006, 2007, and 2008.

The fair value of each stock option award was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2006	2007	2008

Expected life of the award	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Risk-free interest rate	4.6%	5.1%	3.2%
Expected volatility	0.47	0.48	0.52

Option activity under the stock option plans during the year ended December 31, 2008 was as follows:

	Outstanding Options		Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2008	1,687,464	$4.15
Granted	350,000	1.00
Exercised	—	—
Expired or forfeited	(99,350)	2.74

Outstanding at December 31, 2008	1,938,114	3.65	6.2 years	$—

Exercisable at December 31, 2008	1,580,614	$4.15	5.5 years	$—

The intrinsic value of options exercised during the years ended December 31, 2006, 2007, and 2008 was $7,000, $2,000 and $0 respectively. Options to purchase 530,000 shares, 70,000 shares, and 350,000 shares respectively were granted during the years ended December 31, 2006, 2007 and 2008. The weighted average fair value of options granted during the years ended December 31, 2006, 2007 and 2008, was $1.26, $1.17 and $0.49 respectively.

The following table summarizes information about stock options under the plans outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Outstanding at	Weighted
	December 31,	Remaining	Average	December 31,	Average
Range of Exercise Prices	2008	Contractual Life	Exercise Price	2008	Exercise Price

$1.00 - $ 2.15	602,850	8.0	$1.49	344,100	$1.86
$2.31 - $ 3.47	725,700	7.5	$2.66	639,450	$2.68
$3.55 - $ 5.70	144,500	5.3	$4.92	132,000	$5.05
$6.00 - $11.00	465,064	1.9	$7.60	465,064	$7.60

	1,938,114			1,580,614

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income (Loss) Per Share

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except
	per share data)

Numerator:
Income (loss) from continuing operations	$(8,692)	$686	$(4,475)
Plus:
Income impact of assumed conversion of convertible debt	—	—	—

Income (loss) from continuing operations available to shareholders	(8,692)	686	(4,475)
Loss from discontinued operations	(155)	—	—

Net income (loss) available to shareholders	$(8,847)	$686	$(4,475)

Denominator:
Denominator for basic net income (loss) per share	9,388	9,325	8,697
Effect of dilutive securities:
Employee stock options	—	17	—
Warrants	—	—	—

Dilutive potential common shares	—	17	—

Denominator for diluted net income (loss) per share	9,388	9,342	8,697

Income (loss) per common share:
Income (loss) from continuing operations
Basic	$(0.92)	$0.07	$(0.51)

Diluted	$(0.92)	$0.07	$(0.51)

Loss from discontinued operations
Basic	$(0.02)	$0.00	$0.00

Diluted	$(0.02)	$0.00	$0.00

Net income (loss)
Basic	$(0.94)	$0.07	$(0.51)

Diluted	$(0.94)	$0.07	$(0.51)

The effect of 162,901 and 17,558 employee stock options which would have increased net shares outstanding using the treasury stock method were not included in the diluted loss per share calculation for December 31, 2006 and 2008 respectively, as they were not dilutive due to the net loss for the periods.

As of December 31, 2008, Rockford also had $7.5 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 771,573 (excluding 59,073 warrants issued to the placement agent in the original transaction) shares of common stock at $3.73 per share. The noteholders may convert the notes into the Company’s common stock at any time before the scheduled maturity date of June 10, 2009. The conversion price was $4.61 per share. If fully converted, the notes are scheduled to convert into 1,626,899 shares of Rockford’s common stock. The convertible senior subordinated secured notes and warrants were not included in the diluted loss per share calculation for December 31, 2006 and 2008, as they were not dilutive due to the net loss for the periods

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and not included in the diluted income per share calculation for December 31, 2007 as they were anti-dilutive. Rockford excluded the warrants in the diluted income per share calculations because the exercise price of the warrants exceeded the average market price of the stock.

Outstanding stock options with exercise prices (plus unearned compensation for unvested awards) greater than the average market price of Rockford’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Year Ended December 31st
	2006	2007	2008

Outstanding options	888	1,430	1,592
Weighted average exercise price	$6.04	$4.51	$4.23

10.	Contingencies

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

Rockford has a 401(k) Retirement Savings Plan (Plan) covering substantially all employees without regard to hours of service. Under the terms of the Plan, employees may make voluntary contributions, subject to Internal Revenue Service limitations. Rockford may match employee contributions up to four percent of the employee’s annual compensation. Additional contributions to the Plan can be made at the discretion of the Board of Directors. Contributions to the Plan during the year ended December 31, 2006, 2007 and 2008, were approximately $0.4 million, $0.3 million and $0.2 million respectively.

12.	Stock Purchase Program

Rockford’s Board of Directors has authorized two common share repurchase programs that enable Rockford to purchase, in the open market and through negotiated transactions, up to 920,000 of its outstanding common shares. Rockford had repurchased 814,512 shares under these programs as of December 31, 2008. Rockford’s current credit agreement permits stock purchases up to $2.0 million. Rockford used $1.3 million of this purchase authority through December 31, 2008, for purchases under Rockford’s stock repurchase program.

ROCKFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Information

Rockford operates its business almost exclusively under the mobile audio segment. Below is geographic information for Rockford’s revenues:

	Year Ended December 31
Region(1)	2006	2007	2008	% 2008
	(In thousands)

United States	$86,017	$71,771	$55,136	80.0%
Other Americas (includes Canada)	8,007	7,193	6,076	8.8%
Europe	5,316	6,069	4,648	6.8%
Asia	3,436	3,712	3,014	4.4%

Total sales to external customers	$102,776	$88,745	$68,874	100.0%

(1)	Revenues are attributed to geographic regions based on the location of customers.

14.	Disposal of Assets

Rockford recorded the following disposals of assets in 2006, 2007 and 2008:

Q-Logic.  Rockford sold the assets of its Q-Logic enclosures line of products on March 31, 2006 for $1.75 million. At closing on March 31, 2006, Rockford received $0.8 million of cash and a non-interest bearing note for $1.0 million payable in 30 equal monthly payments beginning May 1, 2006. The note was discounted using Rockford’s effective borrowing rate and recorded as a note receivable. Rockford adjusted the carrying value of its Q-Logic assets by recording an impairment charge to cost of goods sold of approximately $0.8 million as of December 31, 2005. During the second quarter which ended June 30, 2008, Rockford recorded an additional impairment charge of $0.2 million for the uncollected balance of the note receivable, which Rockford deemed as uncollectible.

15.	Special Charges

During the first quarter of 2007 Rockford recorded a special charge of approximately $1.1 million related to departing employees. The charge is primarily due to costs associated with the Retirement and Salary Continuation Agreement Rockford entered into with its former CEO.

During 2008 Rockford recorded special charges of approximately $1.1 million. The 2008 charges include costs associated with the elimination of two executive officer positions, severance cost for personnel who will be discharged associated with the planned closing of Rockford’s Tempe manufacturing facility, costs associated with additional restructuring of administrative responsibilities, and the planned closing of its Michigan distribution facility in the second quarter of 2009.

Each of the special charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by the quarter ending March 31, 2010. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2007, the changes in the twelve month period ending December 31, 2008, and the outstanding liabilities at December 31, 2008 (in thousands):

		Twelve Months Ended
	Liability at	December 31, 2008			Liability at
	December 31,	Reserve		Adjustments	December 31,
	2007	Recorded	Payments	To Reserve	2008

Post Employment Costs:	$584	$1,061	$(893)	$(12)	$740

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of Rockford’s management, including its President, who is its principal executive officer, and its CFO, who is its principal financial officer, Rockford conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, Rockford’s President and Rockford’s CFO concluded that Rockford’s disclosure controls and procedures were effective as of its year ending December 31, 2008.

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

Under the supervision and with the participation of management, including the President and the CFO, Rockford’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Rockford’s management has evaluated and concluded that Rockford’s internal control over financial reporting was effective as of December 31, 2008.

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

The information required by this item with respect to items 401 and 405 of Regulation S-K is incorporated by reference to the sections entitled “Executive Officers and Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 28, 2009.

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

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 28, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Shareholdings of Officers and Directors,” “Security Ownership of 5% or Greater Beneficial Owners,” “Grants of Plan Based Awards During 2008,” and “Outstanding Equity Awards at December 31, 2008” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 28, 2009.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the sections entitled “Related Party Transactions” and “Director Independence” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 28, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement for Rockford’s Annual Meeting of Stockholders to be held May 28, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements — See Index to Consolidated Financial Statements on page 52 of this report.

(a) 2. Financial Statement Schedules — Financial Statement Schedules are excluded since they are either not applicable or the information is included in the Financial Statements.

(a) 3. Exhibits — The exhibits listed on the accompanying Index to Exhibits immediately following the Financial Statements are filed as part, or hereby incorporated by reference into, this report.

Exhibits

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+
3.2		Restated Bylaws as amended through July 27, 2000++
3.3		Amendment to Articles of Incorporation filed on January 12, 1988+
3.4		Amendment to Articles of Incorporation filed on May 12, 1999+
3.5		Amendment to Articles of Incorporation filed on May 17, 1999+
3.7		Amendment to Articles of Incorporation filed on July 1, 1999+
4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3		Form of Warrant to Purchase Common Stock###
4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###
4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##
10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiver among Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
10.67		Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**
10.70		Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.74		Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.75		Agreement between Rockford and David Fiori dated February 22, 2007*****

Exhibit
Number	Description of Document

10.76	Retirement and Salary Continuation Agreement between Rockford and W. Gary Suttle*****
10.77	Fifth Lease Amendment Between Centerpoint Properties Trust and Rockford Corporation, dated November 9, 2006*****
10.78	Sixth amendment to Loan and Security Agreement and Waiver, dated March 7, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).*****
10.79	Seventh amendment to Loan and Security Agreement and Waiver, dated November 28, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).******
10.80	Revised form of Change of Control Agreement, entered into with executive officers******
10.81	Eighth amendment to loan and security agreement, dated July 30, 2008, among Rockford and Wachovia Capital Finance Corporation (Western).++++
10.82	Extension no. 1 to lease between Rockford Corporation and 600 Rockford LLC, dated October 11, 2008.+++++
10.83	Global amendment to Note, Indenture and Securities Purchase Agreement.
21	List of Subsidiaries of Rockford Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

****	Previously filed on November 14, 2006, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2006.

*****	Previously filed on March 28, 2007, with Rockford’s annual report on Form 10-K for the year ended December 31, 2006.

******	Previously filed on March 14, 2008 with Rockford’s annual report on Form 10-K for the year ended December 31, 2007

++++	Previously filed on July 31, 2008, with Rockford’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008.

+++++	Previously filed on October 30, 2008, with Rockford’s Quarterly Report on Form 10Q for the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on April 14, 2009.

ROCKFORD CORPORATION

By:	/s/ WILLIAM R. JACKSON
William R. Jackson
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ WILLIAM R. JACKSON William R. Jackson	President (Principal Executive Officer) and Director	April 14, 2009

/s/ RICHARD G. VASEK Richard G. Vasek	Vice President of Finance and Chief Financial Officer, Secretary (Principal Financial Officer)	April 14, 2009

/s/ MARK E. BARRIERE Mark E. Barriere	Corporate Controller (Principal Accounting Officer)	April 14, 2009

/s/ JERRY E. GOLDRESS Jerry E. Goldress	Director	April 14, 2009

/s/ TIMOTHY C. BARTOL Timothy C. Bartol	Director	April 14, 2009

/s/ NICHOLAS G. BARTOL Nicholas G. Bartol	Director	April 14, 2009

/s/ RALPH B. GODFREY Ralph B. Godfrey	Director	April 14, 2009

/s/ JOHN P. LLOYD John P. Lloyd	Director	April 14, 2009

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Articles of Incorporation+
3.2		Restated Bylaws as amended through July 27, 2000++
3.3		Amendment to Articles of Incorporation filed on January 12, 1988+
3.4		Amendment to Articles of Incorporation filed on May 12, 1999+
3.5		Amendment to Articles of Incorporation filed on May 17, 1999+
3.7		Amendment to Articles of Incorporation filed on July 1, 1999+
4.1		Conformed Copy of Indenture dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.2		Form of 4.5% Convertible Senior Subordinated Secured Note Due 2009###
4.3		Form of Warrant to Purchase Common Stock###
4.4		Conformed Copy of Registration Rights Agreement dated as of June 10, 2004 by and among Rockford Corporation, Piper Jaffray & Co. and the Buyers as defined therein###
4.5		Conformed Copy of Warrant Agent Agreement dated as of June 10, 2004 between Rockford Corporation and BNY Western Trust Company###
4.6		Conformed Copy of Security Agreement dated as of June 10, 2004 among Rockford Corporation, Audio Innovations, Inc. and BNY Western Trust Company###
4.7		Conformed Copy of Intercreditor Agreement dated as of June 10, 2004 by and among Congress Financial Corporation (Western), BNY Western Trust Company, Rockford Corporation and Audio Innovations, Inc.###
4.8		Conformed Copy of Global Amendment to Notes, Warrants, Indenture, Security Agreement, Warrant Agent Agreement and Registration Rights Agreement and Waiver of Event of Default dated as of November 12, 2004 by and among Rockford Corporation, Audio Innovations, Inc., BNY Western Trust Company and the persons listed on the Schedule of Holders attached thereto as Exhibit A####
4.9		Conformed Copy of Amendment to Warrants, Warrant Agent Agreement and Registration Rights Agreement dated as of November 12, 2004, by and among Rockford Corporation, BNY Western Trust Company and Piper Jaffray & Co####
10.62		Loan and Security Agreement among Rockford Corporation, Audio Innovations, Inc., Congress Financial Corporation (Western), and various Financial Institutions, dated March 29, 2004##
10	.62.1	First Amendment to Loan and Security Agreement and Conditional Default Waiveramong Congress Financial Corporation (Western), as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation, and Audio Innovations, Inc., dated as of June 10, 2004***
10	.62.2	Second Amendment to Loan and Security Agreement among Congress Financial Corporation (Western) as a lender and as administrative and collateral agent for the lenders party to the Loan Agreement, Rockford Corporation and Audio Innovations, Inc., dated as of December 30, 2004***
10.63		Industrial Lease Agreement between Jerome A. and/or Cathy E. Reynolds and Rockford Corporation, dated as of May 1, 2003***
10.66		Securities Purchase Agreement dated as of June 10, 2004 between Rockford Corporation and the Buyers as defined therein#####
10.67		Third Amendment to Loan and Security Agreement, dated August 31, 2005, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).**
10.70		Fourth amendment to Loan and Security Agreement and Consent, dated March 21, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.74		Fifth amendment to Loan and Security Agreement and Consent, dated August 31, 2006, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).****
10.75		Agreement between Rockford and David Fiori dated February 22, 2007.*****
10.76		Retirement and Salary Continuation Agreement between Rockford and W. Gary Suttle.*****

Exhibit
Number	Description of Document

10.77	Fifth Lease Amendment Between Centerpoint Properties Trust and Rockford Corporation, dated November 9, 2006.*****
10.78	Sixth amendment to Loan and Security Agreement and Waiver, dated March 7, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).*****
10.79	Seventh amendment to Loan and Security Agreement and Waiver, dated November 28, 2007, among Rockford, Rockford’s wholly owned subsidiary Audio Innovations, Inc. (“AII”), and Wachovia Capital Finance Corporation (Western).******
10.80	Revised form of Change of Control Agreement, entered into with executive officers******
10.81	Eighth amendment to loan and security agreement, dated July 30, 2008, among Rockford and Wachovia Capital Finance Corporation (Western).++++
10.82	Extension no. 1 to lease between Rockford Corporation and 600 Rockford LLC, dated October 11, 2008.+++++
10.83	Global amendment to Note, Indenture and Securities Purchase Agreement.
21	List of Subsidiaries of Rockford Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson
31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed with registration statement effective April 19, 2000 and/or amendments.

++	Previously filed on August 11, 2000 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

##	Previously filed on May 17, 2004 with Rockford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

###	Previously filed on June 15, 2004 with Rockford’s Current Report on Form 8-K.

####	Previously filed on November 15, 2004 with Rockford’s Current Report on Form 8-K.

#####	Previously filed on June 15, 2004 as Exhibit 10.1 with Rockford’s Current Report on Form 8-K.

**	Previously filed on November 14, 2005, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2005.

***	Previously filed on April 15, 2005 with Rockford’s Annual Report on Form 10-K for the year ended December 31, 2004.

****	Previously filed on November 14, 2006, with Rockford’s quarterly report on Form 10Q for the quarter ended September 30, 2006.

*****	Previously filed on March 28, 2007, with Rockford’s annual report on Form 10-K for the year ended December 31, 2006.

******	Previously filed on March 14, 2008 with Rockford’s annual report on Form 10-K for the year ended December 31, 2007

++++	Previously filed on July 31, 2008, with Rockford’s Quarterly Report on Form 10Q for the quarter ended June 30, 2008.

+++++	Previously filed on October 30, 2008, with Rockford’s Quarterly Report on Form 10Q for the quarter ended September 30, 2008.