Form 10-Q
period 2009-03-31
ROCKFORD CORP
filed 2009-05-01
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File Number 000-30138
ROCKFORD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

ARIZONA	86-0394353
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

600 South Rockford Drive	85281
Tempe, Arizona	(Zip Code)
(Address of Principal Executive Offices)
(480) 967-3565
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:
     As of May 1, 2009, there were 8,581,208 shares of Common Stock, $.01 par value per share, outstanding.

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
     When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report, in our Annual Report on Form 10-K for the year 2008, filed with the SEC on April 15, 2009, and in Item 1A to our Annual Report, “Risk Factors That May Affect Rockford’s Operating Results, Business Prospects and Stock Price.” The risk factors noted throughout this report and our Annual Report, particularly in the discussion in Item 1A to our Annual Report, and other risk factors that we have not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $1,441 and $998 at December 31, 2008 and March 31, 2009, respectively	12,856	14,958
Inventories	13,043	7,890
Prepaid expenses and other current assets	551	347

Total current assets	26,450	23,195
Property and equipment, net	1,743	1,685
Other assets	332	268

Total assets	$28,525	$25,148

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,980	$3,574
Accrued salaries and incentives	1,367	1,078
Accrued warranty and returns	700	642
Other accrued expenses	1,838	1,964
Current portion of capital lease and other long-term liabilities	161	150
Notes payable, less unaccreted discount of $20 and $4 at December 31, 2008 and March 31, 2009, respectively	4,980	2,496
Asset-based credit facility	7,547	7,219

Total current liabilities	20,573	17,123
Notes payable, less unaccreted discount of $10 and $4 at December 31, 2008 and March 31, 2009, respectively	2,593	2,599
Long-term portion of capital lease and other long-term liabilities	66	75

Total liabilities	23,232	19,797
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000 Issued shares —9,395,720 at December 31, 2008 and March 31, 2009	94	94
Additional paid-in capital	38,554	38,587
Accumulated deficit	(32,044)	(32,019)
Less: Treasury stock, at cost — 814,512 shares at December 31, 2008 and March 31, 2009	(1,311)	(1,311)

Total shareholders’ equity	5,293	5,351

Total liabilities and shareholders’ equity	$28,525	$25,148

Note: The consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2009
Net sales	$18,445	$14,466
Cost of goods sold	12,088	10,042

Gross profit	6,357	4,424
Operating expenses:
Sales and marketing	3,195	2,257
General and administrative	2,405	2,023
Research and development	641	483

Total operating expenses	6,241	4,763

Operating income (loss)	116	(339)
Interest and other expense (income), net	207	(364)

Income (loss) before income taxes	(91)	25
Income tax expense	—	—

Net income (loss)	$(91)	$25

Net income (loss) per common share:
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

Weighted average shares:
Basic	8,883	8,581

Diluted	8,883	8,581

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$(91)	$25
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	373	208
Net gain on buy back of notes and warrants	—	(497)
Gain on sale of property and equipment	(30)	—
Share based compensation expense	50	32
Provision for doubtful accounts	75	22
Provision for inventories	190	—
Changes in operating assets and liabilities:
Accounts receivable	(3,060)	(2,123)
Inventories	2,221	5,153
Prepaid expenses and other	62	204
Accounts payable	310	(405)
Accrued salaries and incentives	(93)	(292)
Accrued warranty and returns	(43)	(58)
Other accrued expenses	536	126

Net cash provided by operating activities	500	2,395
Cash flow from investing activities:
Purchases of property and equipment	(238)	(104)
Proceeds from sale of property and equipment	34	—
Net proceeds from divestiture of businesses	100	—
Decrease in other assets	34	33

Net cash used in investing activities	(70)	(71)
Cash flow from financing activities:
Proceeds from bank debt	16,076	12,190
Payments on bank debt	(15,989)	(12,518)
Payments on capital lease obligations	(12)	(13)
Payments on notes payable and other debt	(309)	(1,983)
Purchase of treasury stock	(196)	—

Net cash used in financing activities	(430)	(2,324)

Net increase in cash flow	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
1. Basis of Presentation
Unaudited Interim Financial Information
     Rockford Corporation and subsidiaries (“Rockford”) has prepared these unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X consistent in all material respects with those applied in Rockford’s Annual Report on Form 10-K for the year ended December 31, 2008. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, Rockford has made all adjustments (all of which were normal and recurring) necessary for a fair presentation.
     Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results you may expect for the year ending December 31, 2009, or for any other period.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009. Management’s plans with respect to the Company’s continued viability as described in the ‘Basis of Presentation’ section of the financial statements in the Form 10-K remain essentially unchanged at March 31, 2009.
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
     A reconciliation of the warranty and returns reserve activity is as follows for the three months ended March 31, 2008 and 2009.

	Three Months Ended
	March 31,
	2008	2009
	(In thousands)
Balance at the beginning of period	$1,267	$700
Provision for warranties and returns	1,117	561
Net settlements made during the period	(1,160)	(619)

Balance at the end of the period	$1,224	$642

2. Inventories
     Inventories consist of the following:

	December 31,	March 31,
	2008	2009
	(In thousands)
Raw materials	$501	$518
Work-in-progress	49	98
Finished goods	12,493	7,274

	$13,043	$7,890

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
3. Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2008	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(91)	$25
Plus:
Income impact of assumed conversion of convertible debt	—	—

Net income (loss) available to shareholders	$(91)	$25

Denominator:
Denominator for basic net income (loss) per share	8,883	8,581
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted net income (loss) per share	8,883	8,581

Income (loss) per common share:
Net income (loss)
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

     There were no stock options which would have increased net shares outstanding using the treasury stock method in the diluted income (loss) per share calculation for March 31, 2008 and 2009, respectively, because the exercise price of the stock options exceeded the average market price of the stock.
     At March 31, 2009, Rockford also had outstanding $5.0 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 534,073 shares of common stock at $3.73 per share. The noteholders have the right to convert the notes into Rockford’s common stock at any time before the original maturity date of June 10, 2009. The conversion price is $4.61 per share. The convertible senior subordinated secured notes and warrants were not included in the diluted income (loss) per share calculation for March 31, 2008 and 2009, as they were not dilutive.
     Outstanding stock options with exercise prices (plus unearned compensation for unvested awards) greater than the average market price of Rockford’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Three Months Ended March 31,
	2008	2009
Outstanding options	1,669	1,495
Average exercise price	$4.16	$2.98

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. Notes Payable and Long-Term Debt
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The LIBOR and prime interest rate options were 2.5% and 3.75% at March 31, 2009, respectively. As of March 31, 2009, Rockford was in compliance with all applicable covenants. The availability under the credit facility at March 31, 2009 was approximately $3.9 million in excess of the outstanding balance of $7.2 million.
     The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $7.5 million and $7.2 million outstanding balances as of December 31, 2008 and March 31, 2009, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.
     At March 31, 2009, Rockford had outstanding $5.0 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 534,073 shares of common stock at $3.73 per share. These items were outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders have the right to convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price was $4.61 per share. The noteholders also have a second priority lien on certain Rockford assets.
     In January of 2009, Rockford repurchased $2.5 million of the convertible notes and 237,500 associated warrants for a total price of approximately $2.0 million. In connection with this repurchase, Rockford recorded a gain to interest and other expense (income), net of approximately $0.5 million, net of fees and write-off of the related portion of unamortized debt issuance costs. The repurchase reduced the outstanding principal of the notes from $7.5 million to $5.0 million.
     In April of 2009, Rockford agreed with the holder of the remaining $5.0 million of convertible notes to amend the terms of the convertible notes. The maturity date of June 10, 2009 is amended and the notes will now be repaid in four equal payments of $1.25 million on June 10, 2009, December 10, 2009, June 10, 2010 and December 10, 2010. As of June 10, 2009, the interest rate will increase to 10% on the unpaid balance and the outstanding warrants and the conversion option will each expire in accordance with their original terms. Rockford may repay early any or all of the outstanding principal without penalty.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
5. Income Taxes
     Rockford adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109” (“SFAS 109”) on January 1, 2007. Adoption had no net impact given that the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. However, the recognition of such assets, along with a release in the valuation allowance, could favorably affect the effective income tax rate. In 2008, Rockford’s unrealized tax benefits decreased by $505,000 due to completion of an IRS review of Rockford’s 2006 federal income tax return.
     Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, Rockford has not recorded any related expense in its statement of operations. Rockford’s 2005-2008 years remain subject to examination for federal income tax purposes, as well as 2004-2008 years for certain state taxing jurisdictions where Rockford operates. The statute of limitations for certain years may be extended if Rockford were to use certain of its carryover attributes from years outside of this range. Rockford does not expect the amount of unrecognized tax benefits to increase or decrease significantly over the next twelve months.
6. Special Charges
     During 2008, Rockford recorded special charges of approximately $1.1 million of which none of the special charges related to the first quarter of 2008. These charges are due to cost associated with the elimination of two executive officer positions, and severance cost for personnel discharged associated with the closing of Rockford’s Tempe manufacturing facilities in 2008 and the planned closing of its Michigan distribution facility in the second quarter of 2009.
     Each of the special charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by January 31, 2010. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2008, the changes in the three month period ending March 31, 2009, and the outstanding liabilities at March 31, 2009 (in thousands).

		Three months ended
		March 31, 2009
	Liability at				Liability at
	December 31,	Reserve		Adjustments	March 31,
	2008	Recorded	Payments	To Reserve	2009
Post employment costs:	$740	$—	$(373)	$—	$367
7. Stock Purchase Program
     In September 2007 and February 2008, Rockford’s Board of Directors authorized two common share repurchase programs that enable Rockford to purchase, in the open market or through negotiated transactions, up to approximately 920,000 of its outstanding common shares. Rockford had repurchased, before January 1, 2009, 814,512 shares for an aggregate purchase price of approximately $1.3 million. Rockford did not repurchase any shares during the quarter ended March 31, 2009, and has remaining authority to purchase up to 105,488 shares under the programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
     This discussion and analysis of financial condition and results of continuing operations should be read keeping in mind the risk factors noted in the Forward Looking Statements section of this report and in conjunction with Rockford’s unaudited condensed consolidated financial statements and the related disclosures included elsewhere in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations included as part of Rockford’s Form 10-K for the year 2008, filed with the SEC on April 15, 2009.
Overview
     Rockford is now focused almost entirely on its core mobile audio business. During 2009, Rockford expects to work on improving penetration of the mobile audio markets and continuously improving its core operations.
     Production of all of Rockford’s products is now outsourced. Rockford completed the outsourcing of amplifier assembly during the fourth quarter of 2008, allowing the removal of another layer of overhead in its operations in 2009. With the completion of its outsourcing projects, and assuming only favorable or moderately adverse changes in exchange rates and international trading conditions, Rockford anticipates that its 2009 results will reflect further reductions in its cost structure.
     All of Rockford’s sales are now focused on the mass retail, independent specialist, international distribution and OEM channels. In first quarter of 2009, aftermarket sales were down in the international and independent specialist channels for the Rockford Fosgate branded product line and in the mass retail and international distribution channels for Rockford’s Lightning Audio branded product line. The mobile audio aftermarket in the U.S. continues to be under pressure, creating an environment in which competitors in the aftermarket channels continued aggressive pricing and promotional activity.
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
     In 2008 and early 2009 OEM sales were impacted by a significant reduction in consumer spending for automobiles. If decreases in consumer spending continue, and sales of Nissan and Mitsubishi vehicles continue to decline, or if other changes in demand reduce sales of the particular vehicles in which Rockford’s systems are offered, OEM sales may decline further.
     Because financial events in late 2008 and early 2009 increased consumer fears and reduced or eliminated available financing, particularly lease financing, the short term outlook is for continued reductions in vehicle sales and Rockford’s OEM revenue. On the other hand, leasing has been an impediment to aftermarket audio sales because consumers are less willing to modify leased vehicles. In the longer term, if the shift away from vehicle leasing continues, the shift may contribute to a revival in aftermarket audio sales because consumers will own and be more willing to modify their vehicles.

Results of Operations
     The following table shows, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended
	March 31,
	2008	2009
Net sales	100.0%	100.0%
Cost of goods sold	65.5	69.4

Gross profit	34.5	30.6
Operating expenses:
Sales and marketing	17.3	15.6
General and administrative	13.1	14.0
Research and development	3.5	3.3

Total operating expenses	33.9	32.9

Operating income (loss)	0.6	(2.3)
Interest and other expense (income), net	1.1	(2.5)

Income (loss) before income tax	(0.5)	0.2
Income tax expense	—	—

Net income (loss)	(0.5)%	0.2%

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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended
	March 31,
	2008	2009
	(In thousands)

Region: (1)
United States	$15,115	$12,568
Other Americas	1,476	967
Europe	1,049	430
Asia	805	501

Total sales	$18,445	$14,466

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Net Sales. Net sales decreased by $4.0 million, or 21.6%, to $14.5 million for the three months ended March 31, 2009, from $18.4 million for the three months ended March 31, 2008. The decrease in sales was primarily attributable to lower sales of Rockford’s Lightning Audio branded products, lower sales to international customers, higher discounts due to end-of-life sales and lower royalty revenue. These reductions were partially offset by lower returns. Net sales for the three months ended March 31, 2009 also included sales of end-of-life product and initial pipeline shipments of Rockford’s 2009 new product line. OEM royalty revenue for the three months ended March 31, 2009 and 2008 were $0.3 million and $1.7 million, respectively.
     U.S. sales decreased by $2.5 million, or 17.1%, to $12.6 million for the three months ended March 31, 2009, from $15.1 million for the three months ended March 31, 2008. International sales decreased by $1.4 million, or 42.3%, to $1.9 million for the three months ended March 31, 2009, from $3.3 million for the three months ended March 31, 2008. The decrease in international sales was primarily due to across the board reductions in sales, which were significantly aggravated by a receivership for one of Rockford’s European Distributors.
     Gross Profit. Gross profit decreased by $1.9 million, or 30.4%, to $4.4 million for the three months ended March 31, 2009 from $6.4 million for the three months ended March 31, 2008. As a percent of sales, gross profit decreased to 30.6% for the three months ended March 31, 2009, from 34.5% for the three months ended March 31, 2008. The decrease in gross profit as a percent of net sales is primarily due to lower royalty revenue as a percent of net sales and higher discounts on end-of-life products. This decline was partially offset by lower product costs.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.9 million, or 29.4%, to $2.3 million for the three months ended March 31, 2009 from $3.2 million for the three months ended March 31, 2008. As a percent of sales, sales and marketing expenses decreased to 15.6% for the three months ended March 31, 2009 from 17.3% for the three months ended March 31, 2008. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight expenses resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses decreased by $0.4 million or 15.9%, to $2.0 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008. As a percent of sales, general and administrative expenses increased to 14.0% for the three months ended March 31, 2009 from 13.1% for the three months ended March 31, 2008. The decrease in general and administrative expenses is due in large part to lower personnel related expenses and professional fees.
     Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 24.6%, to $0.5 million for the three months ended March 31, 2009 from $0.6 million for the three months ended March 31, 2008. As a percent of sales, these expenses decreased to 3.3% for the three months ended March 31, 2009, from 3.5% for the three months ended March 31, 2008. The decrease in research and development expenses is primarily related to the costs incurred in 2008 associated with the launch of Rockford’s 2008 new products. Although Rockford also introduced a significant number of new products in 2009, the outsourced model allowed Rockford to reduce research and development expenses relating to the 2009 new products.
     Operating Income (Loss). Operating income (loss) declined by $0.5 million, to an operating loss of $0.3 million for the three months ended March 31, 2009 from $0.1 million of operating income for the three months ended March 31, 2008. As a percent of sales, operating income (loss) declined to an operating loss of 2.3% for the three months ended March 31, 2009, from an operating income of 0.6% for the three months ended March 31, 2008. This decline in operating income (loss) is primarily due to reduced sales partially offset by lower operating expenses.
     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and other gains and losses. Interest and other expense (income), net, improved by $0.6 million or 275.8%, to income of $0.4 million for the three months ended March 31, 2009 from an expense from $0.2 million for the three months ended March 31, 2008. The improvement is primarily attributable to the gain of approximately $0.5 million arising from the repurchase of $2.5 million face value of convertible notes and to lower interest expense in 2009 due to lower effective borrowing rates.
     Income Tax Expense. Income tax expense was zero expense for the three months ended March 31, 2009 and 2008. The effective income tax rates were 0.0% for the three months ended March 31, 2009 and 2008. Rockford did not record any tax expense (benefit)

on income (loss) in the first quarter of 2009 and 2008 for financial reporting purposes. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations, and bank borrowings. Rockford’s cash flow provided by operations was $2.4 million for the three months ended March 31, 2009 compared to $0.5 million of cash provided by operations for the three months ended March 31, 2008. A reduction in inventory was the primary source of cash for Rockford during the first three months of 2009. An increase in accounts receivable was the primary use of cash during the first three months of 2009.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on July 30, 2008. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The LIBOR and prime interest rate options were 2.5% and 3.75% at March 31, 2009, respectively. As of March 31, 2009, Rockford was in compliance with all applicable covenants. The availability under the credit facility at March 31, 2009 was approximately $3.9 million in excess of the outstanding balance of $7.2 million.
     At March 31, 2009, Rockford had outstanding $5.0 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 534,073 shares of common stock at $3.73 per share. These items were outstanding under agreements effective on June 10, 2004 and as amended on November 12, 2004. The noteholders had the right to convert the notes into Rockford’s common stock at any time before their redemption, which at latest would be on the scheduled maturity date of June 10, 2009. The conversion price is $4.61 per share. The noteholders also have a second priority lien on certain Rockford assets.
     In January of 2009, Rockford repurchased $2.5 million of the convertible notes and 237,500 associated warrants for a total price of approximately $2.0 million. In connection with this repurchase Rockford recorded a gain to interest and other expense (income), net of approximately $0.5 million, net of fees and write-off of the related portion of unamortized debt issuance costs. The repurchase reduced the outstanding principal of the notes from $7.5 million to $5.0 million.
     In April of 2009, Rockford agreed with the holder of the remaining $5.0 million of convertible notes to amend the terms of the convertible notes. The maturity date of June 10, 2009 is amended and the notes will now be repaid in four equal payments of $1.25 million on June 10, 2009, December 10, 2009, June 10, 2010 and December 10, 2010. As of June 10, 2009 the interest rate will increase to 10% on the unpaid balance and the outstanding warrants and the conversion option will each expire in accordance with their original terms. Rockford may repay early any or all of the outstanding principal without penalty.
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
     As amended, Rockford will be required to pay $2.5 million of the remaining outstanding convertible notes during the balance of 2009. Based on current cash-flow forecasts Rockford anticipates that it will have available borrowings under its credit facility to complete this repayment. This availability could be impacted by adverse economic events such as the credit crisis suffered at the end of 2008 and early 2009 or by a deterioration in Rockford’s operations or financial performance.
     If Rockford is unable to meet its liquidity needs, it could be forced to seek one or more financing alternatives and to consider changes in its operations. Financing alternatives could include reducing or delaying capital expenditures, borrowing additional funds, selling equity securities, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Operational changes could include reductions in employee compensation and benefits, evaluation of Rockford’s status as a public company in order to reduce costs, reductions in working capital needs, changes in distribution strategies and potential exit strategies. Some of these alternatives and changes might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects. Rockford cannot give assurance that satisfactory alternatives or changes could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently anticipated.
     Rockford had working capital of $6.1 million at March 31, 2009, compared to $5.9 million at December 31, 2008. The significant components of working capital at March 31, 2009 include:
•	Rockford had no cash and cash equivalents at March 31, 2009 and December 31, 2008. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $15.0 million at March 31, 2009 compared to $12.9 million at December 31, 2008. The increase in accounts receivable balances is primarily due to increased sales late in the first quarter of 2009.

•	Rockford’s inventory position decreased from $13.0 million at the end of 2008 to $7.9 million at March 31, 2009. This inventory decrease was primarily due to outsourcing, improved inventory turns, and a reduction in end of life inventory.

•	Accounts payable decreased $0.4 million, from $4.0 million at December 31, 2008 to $3.6 million at March 31, 2009. This decrease was primarily due to lower inventory purchases during the first quarter of 2009.
     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $7.2 million and $7.5 million outstanding balance as at March 31, 2009 and December 31, 2008, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 24, 2011, and Rockford currently expects to maintain the facility until it matures.
     Investing activities used $0.1 million of cash for the three months ended March 31, 2009 and used $0.1 million of cash for the three months ended March 31, 2008. Capital expenditures, the primary use of cash from investing activities, were $0.1 million for the three months ended March 31, 2009 versus $0.2 million for the three months ended March 31, 2008. Rockford’s capital spending is primarily in tooling for specific product lines, and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than additional expenditures that may arise from future OEM development opportunities.
     As of March 31, 2009, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
     Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs had an impact on Rockford’s operations during much of 2008, but these impacts have moderated late in 2008 and during 2009. Depending upon future cost trends, increases in commodity and transportation costs may have an impact on Rockford’s operations in 2009. Rockford sources a significant and increasing portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by changes in China’s exchange rate policy and by changes in the exchange rate.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at March 31, 2009. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
Critical Accounting Policies and Estimates
     There were no material changes to Rockford’s critical accounting policies and estimates during the three months ended March 31, 2009. For further information on Rockford’s critical accounting policies and estimates, refer to the annual report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on April 15, 2009.

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
     The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins and operating expenses as expressed in U.S. dollars. Historically, Rockford’s exposure to currency exchange rate fluctuations have been modest because it purchases finished goods and sells its products primarily in U.S. dollars and holds only a small percentage of its assets outside the U.S. However, Rockford conducts a portion of its business in Canadian currency.
     In recent years, Rockford has sourced an increasing percentage of its products, or of raw materials and parts for its products, from outside the United States. Most of Rockford’s finished goods, raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. Changes in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in the U.S./China exchange rate.
     At March 31, 2009, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
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
Changes in Internal Control over Financial Reporting
     There were no changes in Rockford’s internal control over financial reporting that occurred during Rockford’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Rockford’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Rockford’s management, including Rockford’s PEO and PFO, believes that Rockford’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, Rockford’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions and the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at March 31, 2009, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on April 15, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b)     During the period from January 1, 2009, through March 31, 2009, Rockford filed the following reports on Form 8-K.
•	January 6, 2009 report disclosing on Item 1.02 that Rockford had repurchased $2.5 million in aggregate principal amount of its 4.5% convertible senior subordinated secured notes for $2.0 million cash.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKFORD CORPORATION
Date: May 1, 2009	By:	/s/ Richard G. Vasek
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