Form 10-Q
period 2009-06-30
ROCKFORD CORP
filed 2009-08-06
CIK 828064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission File Number 000-30138
ROCKFORD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

ARIZONA (State or Other Jurisdiction of Incorporation or Organization)	86-0394353 (I.R.S. Employer Identification No.)

600 South Rockford Drive Tempe, Arizona (Address of Principal Executive Offices)	85281 (Zip Code)
(480) 967-3565
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date:
     As of August 6, 2009, there were 8,581,208 shares of Common Stock, $.01 par value per share, outstanding.

ROCKFORD CORPORATION AND SUBSIDIARIES

Forward-Looking Statements
     We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, our business strategy, continued acceptance and growth of our products, product development, our dependence on significant customers and suppliers, and the adequacy of our available cash resources. Our statements may contain projections of results of operations or of financial condition. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.
     Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which speak only as at the date on which they are made. Our actual results may differ materially from those anticipated in our forward-looking statements. We disclaim any obligation or undertaking to update our forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	June 30,
	2008	2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $1,441 and $841 at December 31, 2008 and June 30, 2009, respectively	12,856	15,697
Inventories	13,043	6,165
Prepaid expenses and other current assets	551	464

Total current assets	26,450	22,326
Property and equipment, net	1,743	1,673
Other assets	332	271

Total assets	$28,525	$24,270

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,980	$6,245
Accrued salaries and incentives	1,367	793
Accrued warranty and returns	700	666
Other accrued expenses	1,838	2,232
Current portion of capital lease and other long-term liabilities	161	137
Notes payable, less unaccreted discount of $20 at December 31, 2008	4,980	2,500
Asset-based credit facility	7,547	4,595

Total current liabilities	20,573	17,168
Notes payable, less unaccreted discount of $10 at December 31, 2008	2,593	1,297
Long-term portion of capital lease and other long-term liabilities	66	106

Total liabilities	23,232	18,571
Shareholders’ equity:
Common stock, $.01 par value — Authorized shares — 40,000,000 Issued shares —9,395,720 at December 31, 2008 and June 30, 2009	94	94
Additional paid-in capital	38,554	38,616
Accumulated deficit	(32,044)	(31,700)
Less: Treasury stock, at cost — 814,512 shares at December 31, 2008 and June 30, 2009	(1,311)	(1,311)

Total shareholders’ equity	5,293	5,699

Total liabilities and shareholders’ equity	$28,525	$24,270

Note: The consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Net sales	$21,786	$15,448	$40,230	$29,914
Cost of goods sold	14,163	10,530	26,251	20,572

Gross profit	7,623	4,918	13,979	9,342
Operating expenses:
Sales and marketing	3,410	2,073	6,605	4,330
General and administrative	3,255	1,989	5,660	4,012
Research and development	716	451	1,356	934

Total operating expenses	7,381	4,513	13,621	9,276

Operating income	242	405	358	66
Interest and other (income) expense, net	(597)	78	(390)	(286)

Income before income taxes	839	327	748	352
Income tax expense	—	8	—	8

Net income	$839	$319	$748	$344

Net income per common share:
Basic	$0.10	$0.04	$0.08	$0.04

Diluted	$0.09	$0.04	$0.08	$0.04

Weighted average shares:
Basic	8,744	8,581	8,813	8,581

Diluted	10,576	8,581	8,813	8,581

See notes to condensed consolidated financial statements.

ROCKFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	June 30,
	2008	2009
Cash flows from operating activities:
Net income	$748	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	806	423
Net gain on buy back of notes and warrants	(812)	(497)
Gain on sale of property and equipment	(29)	(89)
Share based compensation expense	95	61
Provision for doubtful accounts	336	99
Provision for inventories	213	61
Impairment of other assets	188	33
Changes in operating assets and liabilities:
Accounts receivable	(5,026)	(2,940)
Inventories	3,524	6,818
Prepaid expenses and other	270	53
Accounts payable	2,088	2,265
Accrued salaries and incentives	142	(578)
Accrued warranty and returns	(379)	(35)
Other accrued expenses	133	397

Net cash provided by operating activities	2,297	6,415
Cash flow from investing activities:
Purchases of property and equipment	(574)	(271)
Proceeds from sale of property and equipment	34	89
Net proceeds from divestiture of businesses	100	—
Decrease in other assets	45	3

Net cash used in investing activities	(395)	(179)
Cash flow from financing activities:
Proceeds from bank debt	34,700	24,821
Payments on bank debt	(34,730)	(27,773)
Payments on capital lease obligations	(23)	(26)
Payments on notes payable and other debt	(1,253)	(3,258)
Payment on other, debt	(184)	—
Purchase of treasury stock	(412)	—

Net cash used in financing activities	(1,902)	(6,236)

Net increase in cash flow	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See notes to condensed consolidated financial statements.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
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
     In connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No, 165 “Subsequent Events” (SFAS 165), Rockford evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009, the date the condensed consolidated financial statements were issued.
     Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results you may expect for the year ending December 31, 2009, or for any other period.
     For further information, refer to the consolidated financial statements and footnotes included as part of Rockford’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009. Management’s plans with respect to the Company’s continued viability as described in the ‘Basis of Presentation’ section of the financial statements in the Form 10-K remain unchanged at June 30, 2009.
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
     A reconciliation of the warranty and returns reserve activity is as follows for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
		(In thousands)
Balance at the beginning of period	$1,224	$642	$1,267	$700
Provision for warranties and returns	1,285	798	2,402	1,358
Net settlements made during the period	(1,621)	(774)	(2,781)	(1,392)

Balance at the end of the period	$888	$666	$888	$666

2. Inventories
     Inventories consist of the following:

	December 31,	June 30,
	2008	2009
	(In thousands)
Raw materials	$501	$323
Work-in-progress	49	66
Finished goods	12,493	5,776

	$13,043	$6,165

3. Earnings Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands, except per share		(In thousands, except per share
	data)		data)
Numerator:
Net income	$839	$319	$748	$344
Plus:
Income impact of assumed conversion of convertible debt	163	—	—	—

Diluted net income available to shareholders	$1,002	$319	$748	$344

Denominator:
Denominator for basic net income per share	8,744	8,581	8,813	8,581
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debt	1,832	—	—	—
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential common shares	1,832	—	—	—

Denominator for diluted net income per share	10,576	8,581	8,813	8,581

Income per common share:
Net income
Basic	$0.10	$0.04	$0.08	$0.04

Diluted	$0.09	$0.04	$0.08	$0.04

     There were no stock options which would have increased net shares outstanding using the treasury stock method in the diluted income per share calculation for the three and six months ended June 30, 2008 and 2009, respectively, because the exercise price of the stock options exceeded the average market price of the stock.
     Until June 10, 2009, Rockford also had outstanding $5.0 million of 4.5% convertible senior subordinated secured notes due 2009 and warrants to purchase 534,073 shares of common stock at $3.73 per share. The noteholders had the right to convert the notes into Rockford’s common stock at any time before the original maturity date of June 10, 2009. The conversion price was $4.61 per share. The convertible senior subordinated secured notes and warrants were not included in the diluted income per share calculation for the three and six month periods ended June 30, 2009, as they were not dilutive and as the conversion rights had been terminated as of the end of the period, and for the six month period ended June 30, 2008, as they were not dilutive.
     Outstanding stock options with exercise prices (plus unearned compensation for unvested awards) greater than the average market price of Rockford’s common stock during the period are excluded from the computation of diluted net income per share of common stock. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2009	2008	2009
Outstanding options	1,654	1,495	1,654	1,495
Average exercise price	$4.18	$2.98	$4.18	$2.98

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. Notes Payable and Long-Term Debt
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on August 3, 2009. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The LIBOR and prime interest rate options were approximately 2.9% and 3.75% at June 30, 2009, respectively. As of June 30, 2009, Rockford was in compliance with all applicable covenants. The availability under the credit facility at June 30, 2009 was approximately $7.5 million in excess of the outstanding balance of $4.6 million.
     The Wachovia credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $7.5 million and $4.6 million outstanding balances as of December 31, 2008 and June 30, 2009, respectively, on the Wachovia credit facility as short-term. Rockford expects to maintain the facility for its entire term.
     At April 1, 2009, Rockford had $5 million of convertible notes outstanding which were to become due on June 10, 2009. In April of 2009, Rockford agreed with the sole holder of the convertible notes to amend their terms, increasing the interest rate from 4.5% to 10% as of June 10, 2009, and requiring four equal payments of $1.25 million on June 10, 2009, December 10, 2009, June 10, 2010, and December 10, 2010. Until June 10, 2009, the notes were convertible into Rockford common stock and had associated warrants to purchase additional shares of Rockford common stock. All conversion rights and warrants were terminated as at June 10, 2009. Rockford made the required $1.25 million payment on June 10, 2009. As a result of the amendment and payment, at June 30, 2009, Rockford had outstanding $3.75 million of its senior subordinated secured notes and such notes were not convertible into Rockford equity. Rockford may repay early any or all of the outstanding principal without penalty. The notes are secured by a second priority lien on certain Rockford assets.
     In January 2009 Rockford had repurchased $2.5 million of convertible notes for approximately $2.0 million. In connection with this repurchase, Rockford recorded a gain to interest and other expense (income), net of approximately $0.5 million, net of fees and related unamortized debt issuance costs. The repurchase reduced the principal amount outstanding on the notes from $7.5 million to $5.0 million.
5. Income Taxes
     Rockford adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Adoption had no net impact because the approximately $1.1 million adjustment reduced both Rockford’s deferred tax assets and the related valuation allowance. The future recognition of the $1.1 million would not impact the effective income tax rate as long as Rockford maintains its full valuation allowance against its deferred tax assets. If Rockford decides that it must recognize such assets, and release the related valuation allowance, the application of SFAS 109 could favorably affect Rockford’s effective income tax rate. In 2008, Rockford’s unrealized tax benefits decreased by $505,000 due to completion of an IRS review of Rockford’s 2006 federal income tax return.
     Rockford recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, Rockford had not recorded any related expense in its statement of operations. Rockford’s 2005-2008 years remain subject to examination for federal income tax purposes and its 2004-2008 years remain subject to examination for certain state taxing jurisdictions where Rockford operates. The statute of limitations for certain years may be extended if Rockford were to use certain of its carryover attributes from years outside of this range. Rockford does not expect the amount of unrecognized tax benefits to increase or decrease significantly over the next twelve months.

Rockford Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
6. Special Charges
     During 2008 Rockford recorded special charges of approximately $1.1 million of which $0.5 million related to the second quarter of 2008. The second quarter of 2008 charges are costs associated with the elimination of two executive officer positions. The remaining costs were for personnel discharges associated with the closing of Rockford’s Tempe manufacturing facilities in 2008 and the closing of Rockford’s Michigan distribution facility in the second quarter of 2009.
     Each of the special charges increased general and administrative expenses. Rockford expects to complete all payments arising from these special charges by January 31, 2010. The following table summarizes the outstanding liabilities arising from these special charges at December 31, 2008, the changes in the six month period ending June 30, 2009, and the outstanding liabilities at June 30, 2009 (in thousands).

		Six months ended
		June 30, 2009
	Liability at				Liability at
	December 31,	Reserve		Adjustments	June 30,
	2008	Recorded	Payments	To Reserve	2009
Post employment costs:	$740	$—	$527	$—	$213
7. Stock Purchase Program
     In September 2007 and February 2008, Rockford’s Board of Directors adopted two common share repurchase programs that authorized Rockford to purchase, in the open market or through negotiated transactions, up to approximately 920,000 of its outstanding common shares. Rockford had repurchased, before January 1, 2009, 814,512 shares for an aggregate purchase price of approximately $1.3 million. Rockford did not repurchase any shares during the six month period ended June 30, 2009, and has remaining authority to purchase up to 105,488 shares under the programs.
8. Subsequent Events
     Rockford’s board of directors approved the delisting of Rockford’s common stock from the NASDAQ Stock Market and the deregistering of its common stock with the SEC. Rockford anticipates that its delisting filing of Form 25 and its deregistration filing of Form 15 will be made with the SEC during August 2009. Rockford expects the deregistration with the SEC to become effective 90 days from the date of the filing of the Form 15. After its shares have been delisted from NASDAQ, Rockford anticipates that its shares will be quoted on the Pink OTC Markets Inc. quotation service.

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
     All of Rockford’s sales are now focused on the mass retail, independent specialist, international distribution and OEM channels. In the first half of 2009 aftermarket sales were down in the international and independent specialist channels for the Rockford Fosgate branded product line and in the mass retail and international distribution channels for Rockford’s Lightning Audio branded product line. The mobile audio aftermarket in the U.S. continues to be under pressure, creating an environment in which competitors in the aftermarket channels continued aggressive pricing and promotional activity.
     Rockford is working to increase aftermarket sales and believes its current products perform better than the products Rockford had previously offered. Their improved performance contributes positively to Rockford’s sales efforts as dealers have found their installation to be easier and their operation to be more powerful and more reliable. Assuming a moderate decline in the overall mobile audio aftermarket, Rockford believes that it should be able to stabilize or even increase its aftermarket sales. If consumer spending as a whole decreases more significantly, Rockford expects the mobile audio aftermarket would also decline significantly and Rockford would likely suffer a decrease in its aftermarket sales. Rockford believes its sales in the aftermarket channel for the first half of 2009 were consistent with these expectations.
     In 2008 and early 2009 OEM sales were impacted by a significant reduction in consumer spending for automobiles, with a particularly dramatic impact on Rockford’s revenues in these periods as its OEM partners reduced production to bring their inventories in line with sales. Since Rockford’s sales and royalty revenues are recognized on automobile production rather than its OEM partners’ final sales, their inventory reduction efforts had a disproportionate impact on Rockford’s revenues. Rockford anticipates some revival in OEM sales as its OEM partners return to production consistent with their final sales results. Nevertheless, if decreases in consumer spending continue, and sales of Nissan and Mitsubishi vehicles continue to decline, or if other changes in demand reduce sales of the particular vehicles in which Rockford’s systems are offered, OEM sales may decline further.
     Because financial events in late 2008 and early 2009, increased consumer fears, and reduced or eliminated available financing, particularly lease financing, the outlook for vehicle sales and leasing remains uncertain and the trend appears to be away from vehicle leasing. Leasing has been an impediment to aftermarket audio sales because consumers are less willing to modify leased vehicles. In the longer term, if the shift away from vehicle leasing continues, the shift may contribute to a revival in aftermarket audio sales because (1) consumers will own and be more willing to modify their vehicles and (2) consumers who are unable to replace their existing vehicles may choose to spend on improvements.

Results of Operations
     The following table shows selected consolidated statements of operations data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.0	68.2	65.2	68.8

Gross profit	35.0	31.8	34.8	31.2
Operating expenses:
Sales and marketing	15.7	13.4	16.4	14.5
General and administrative	14.9	12.9	14.1	13.4
Research and development	3.3	2.9	3.4	3.1

Total operating expenses	33.9	29.2	33.9	31.0

Operating income	1.1	2.6	0.9	0.2
Interest and other expense (income), net	(2.7)	0.5	(1.0)	(1.0)

Income before income tax	3.8	2.1	1.9	1.2
Income tax expense	—	—	—	—

Net income	3.8%	2.1%	1.9%	1.2%

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
Geographic Distribution of Sales
     Sales by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(In thousands)		(In thousands)
Region: (1)
United States	$17,642	$13,093	$32,796	$25,661
Other Americas	2,044	837	3,480	1,804
Europe	1,472	647	2,521	1,077
Asia	628	871	1,433	1,372

Total sales	$21,786	$15,448	$40,230	$29,914

(1)	Sales are attributed to geographic regions based on the location of customers. No single foreign country accounted for greater than 10% of sales.

In the following discussion, certain increases or decreases may differ due to rounding.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Net Sales. Net sales decreased by $6.3 million, or 29.1%, to $15.4 million for the three months ended June 30, 2009, from $21.8 million for the three months ended June 30, 2008. The decrease in sales was primarily attributable to substantial reductions in royalty revenue, lower sales of Rockford’s Lightning Audio branded products, lower sales to international customers, and higher discounts due to end-of-life sales. These reductions were partially offset by lower returns. Net sales for the three months ended June 30, 2009 also included sales of end-of-life product and initial pipeline shipments of Rockford’s 2009 new product line. OEM royalty revenue for the three months ended June 30, 2009 and 2008 were $0.2 million and $1.6 million, respectively.
     U.S. sales decreased by $4.5 million, or 25.8%, to $13.1 million for the three months ended June 30, 2009, from $17.6 million for the three months ended June 30, 2008. International sales decreased by $1.8 million, or 43.1%, to $2.4 million for the three months ended June 30, 2009, from $4.1 million for the three months ended June 30, 2008. The decrease in international sales was primarily due to across the board reductions in sales, which were significantly aggravated by a receivership for one of Rockford’s larger European distributors. Rockford replaced the European distributor at the end of the second quarter 2009
     Gross Profit. Gross profit decreased by $2.7 million, or 35.5%, to $4.9 million for the three months ended June 30, 2009 from $7.6 million for the three months ended June 30, 2008. As a percent of sales, gross profit decreased to 31.8% for the three months ended June 30, 2009, from 35.0% for the three months ended June 30, 2008. The decrease in gross profit as a percent of net sales is primarily due to lower royalty revenue as a percent of net sales and higher discounts on end-of-life products. This decline was partially offset by lower product costs.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.3 million, or 39.2%, to $2.1 million for the three months ended June 30, 2009 from $3.4 million for the three months ended June 30, 2008. As a percent of sales, sales and marketing expenses decreased to 13.4% for the three months ended June 30, 2009 from 15.7% for the three months ended June 30, 2008. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight expenses resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses decreased by $1.3 million or 38.9%, to $2.0 million for the three months ended June 30, 2009 from $3.3 million for the three months ended June 30, 2008. As a percent of sales, general and administrative expenses decreased to 12.9% for the three months ended June 30, 2009 from 14.9% for the three months ended June 30, 2008. The decrease in general and administrative expenses is due in large part to lower personnel related expenses and professional fees, and $0.5 million of severance expense for the three months ended June 30, 2008 that was not repeated during the same period in 2009.
     Research and Development Expenses. Research and development expenses decreased by $0.3 million, or 37.0%, to $0.5 million for the three months ended June 30, 2009 from $0.7 million for the three months ended June 30, 2008. As a percent of sales, these expenses decreased to 2.9% for the three months ended June 30, 2009, from 3.3% for the three months ended June 30, 2008. The decrease in research and development expenses is primarily related to the costs incurred in 2008 associated with the launch of Rockford’s 2008 new products. Although Rockford also introduced a significant number of new products in 2009, the outsourced model allowed Rockford to reduce research and development expenses relating to the 2009 new products.
     Operating Income. Operating income increased by $0.2 million to $0.4 million for the three months ended June 30, 2009 from $0.2 million for the three months ended June 30, 2008. As a percent of sales, operating income increased to 2.6% for the three months ended June 30, 2009, from 1.1% for the three months ended June 30, 2008. This increase in operating income is primarily due to lower operating expenses partially offset by reduced sales.
     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and other gains and losses. Interest and other expense (income), net, increased by $0.7 million or 113.1%, to an expense of $0.1 million for the three months ended June 30, 2009 from income of $0.6 million for the three months ended June 30, 2008. The decline is primarily attributable to the gain of approximately $0.8 million arising from the repurchase of $2.0 million face value of convertible notes in 2008 partially offset by lower interest expense in 2009 due to lower effective borrowing rates and reduced loan balances.
     Income Tax Expense. Income tax expense was $8,000 expense for the three months ended June 30, 2009 and zero expense for the three months ended June 30, 2008. The effective income tax rates were 0.0% for the three months ended June 30, 2009 and 2008.

Rockford did not record any federal tax expense on income in the second quarters of 2008 or 2009 for financial reporting purposes. Income tax expense for the second quarter 2009 related to state income tax in jurisdictions where loss carryforwards are not available. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Net Sales. Net sales decreased by $10.3 million, or 25.6%, to $29.9 million for the six months ended June 30, 2009, from $40.2 million for the six months ended June 30, 2008. The decrease in sales was primarily attributable to substantially lower royalty revenue, lower sales of Rockford’s Lightning Audio branded products, lower sales to international customers, and higher discounts due to end-of-life sales. These reductions were partially offset by lower returns. Net sales for the six months ended June 30, 2009 also included sales of end-of-life product and initial pipeline shipments of Rockford’s 2009 new product line. OEM royalty revenue for the six months ended June 30, 2009 and 2008 were $0.5 million and $3.4 million, respectively.
     U.S. sales decreased by $7.1 million, or 21.8%, to $25.7 million for the six months ended June 30, 2009, from $32.8 million for the six months ended June 30, 2008. International sales decreased by $3.2 million, or 42.8%, to $4.3 million for the six months ended June 30, 2009, from $7.4 million for the six months ended June 30, 2008. The decrease in international sales was primarily due to across the board reductions in sales, which were significantly aggravated by a receivership for one of Rockford’s larger European distributors. Rockford replaced the European distributor at the end of the second quarter 2009.
     Gross Profit. Gross profit decreased by $4.6 million, or 33.2%, to $9.3 million for the six months ended June 30, 2009 from $14.0 million for the six months ended June 30, 2008. As a percent of sales, gross profit decreased to 31.2% for the six months ended June 30, 2009, from 34.8% for the six months ended June 30, 2008. The decrease in gross profit as a percent of net sales is primarily due to lower royalty revenue as a percent of net sales and higher discounts on end-of-life products. This decline was partially offset by lower product costs.
     Sales and Marketing Expenses. Sales and marketing expenses decreased by $2.3 million, or 34.4%, to $4.3 million for the six months ended June 30, 2009 from $6.6 million for the six months ended June 30, 2008. As a percent of sales, sales and marketing expenses decreased to 14.5% for the six months ended June 30, 2009 from 16.4% for the six months ended June 30, 2008. The decrease in sales and marketing expenses was primarily due to lower sales commissions and reduced outbound freight expenses resulting from lower sales.
     General and Administrative Expenses. General and administrative expenses decreased by $1.6 million or 29.1%, to $4.0 million for the six months ended June 30, 2009 from $5.7 million for the six months ended June 30, 2008. As a percent of sales, general and administrative expenses decreased to 13.4% for the six months ended June 30, 2009 from 14.1% for the six months ended June 30, 2008. The decrease in general and administrative expenses is due in large part to lower personnel related expenses and professional fees.
     Research and Development Expenses. Research and development expenses decreased by $0.4 million, or 31.1%, to $0.9 million for the six months ended June 30, 2009 from $1.4 million for the six months ended June 30, 2008. As a percent of sales, these expenses decreased to 3.1% for the six months ended June 30, 2009, from 3.4% for the six months ended June 30, 2008. The decrease in research and development expenses is primarily related to the costs incurred in 2008 associated with the launch of Rockford’s 2008 new products. Although Rockford also introduced a significant number of new products in 2009, the outsourced model allowed Rockford to reduce research and development expenses relating to the 2009 new products.
     Operating Income. Operating income declined by $0.3 million, to $0.1 million for the six months ended June 30, 2009 from $0.4 million for the six months ended June 30, 2008. As a percent of sales, operating income declined to 0.2% for the six months ended June 30, 2009, from 0.9% for the six months ended June 30, 2008. This decline in operating income is primarily due to reduced sales partially offset by lower operating expenses.
     Interest and Other Expense (Income), Net. Interest and other expense (income), net, primarily consists of interest expense and other gains and losses. Interest and other expense (income), net, declined by $0.1 million or 26.7%, to income of $0.3 million for the six months ended June 30, 2009 from income of $0.4 million for the six months ended June 30, 2008. The decline is primarily attributable to the gain of approximately $0.8 million arising from the repurchase of $2.0 million face value of convertible notes in 2008 compared to the gain of approximately of $0.5 million arising from the repurchase of $2.5 million face value of convertible notes in 2009. The decline was also partially offset by lower interest expense in 2009 due to lower effective borrowing rates and reduced loan balances.
     Income Tax Expense. Income tax expense was $8,000 for the six months ended June 30, 2009 and zero expense for the six months ended June 30, 2008. The effective income tax rates were 0.0% for the six months ended June 30, 2009 and 2008. Rockford did not record any federal tax expense on income in the first half of 2009 and 2008 for financial reporting purposes. Income tax expense for the first half of 2009 related to state income tax in jurisdictions where loss carryforwards are not available. Rockford continues to maintain a valuation allowance reserve against all of its net deferred tax assets which include net operating loss carryforwards. The available loss carryforwards are likely to offset virtually all current period income tax expense until such time, if ever, that management concludes that some portion of the reserved deferred tax asset becomes more likely than not recoverable.
Liquidity and Capital Resources
     Rockford has financed its business primarily using existing capital, cash flows from operations and bank borrowings. Rockford’s cash flow provided by operations was $6.4 million for the six months ended June 30, 2009 compared to $2.3 million of cash provided by operations for the six months ended June 30, 2008. A reduction in inventory and an increase in accounts payable were the primary sources of cash for Rockford during the first six months of 2009. An increase in accounts receivable was the primary use of cash during the first six months of 2009.
     Rockford entered into an asset-based credit facility with Wachovia Capital Financial Corporation (Western) as Agent and Wachovia Bank, National Association as Arranger on March 29, 2004 and as amended most recently on August 3, 2009. This credit facility, as amended, is a $20 million asset-based credit facility, has a term expiring on March 24, 2011, and is collateralized by substantially all of Rockford’s assets. Under the agreement, pricing options based on LIBOR and prime rates are available to Rockford. The LIBOR and prime interest rate options were approximately 2.9% and 3.75% at June 30, 2009, respectively. As of June 30, 2009, Rockford was in compliance with all applicable covenants. The availability under the credit facility at June 30, 2009 was approximately $7.5 million in excess of the outstanding balance of $4.6 million.
     At April 1, 2009, Rockford had $5 million of convertible notes outstanding which were to become due on June 10, 2009. In April of 2009, Rockford agreed with the sole holder of the convertible notes to amend their terms, increasing the interest rate from 4.5% to 10% as of June 10, 2009, and requiring four equal payments of $1.25 million on June 10, 2009, December 10, 2009, June 10, 2010, and December 10, 2010. Until June 10, 2009, the notes were convertible into Rockford common stock and had associated warrants to purchase additional shares of Rockford common stock. All conversion rights and warrants were terminated as at June 10, 2009. Rockford made the required $1.25 million payment on June 10, 2009. As a result of the amendment and payment, at June 30, 2009, Rockford had outstanding $3.75 million of its senior subordinated secured notes and such notes were not convertible into Rockford equity. Rockford may repay early any or all of the outstanding principal without penalty. The notes are secured by a second priority lien on certain Rockford assets.
     As amended, Rockford will be required to pay $2.5 million of the remaining outstanding notes during the next twelve months. Based on current cash-flow forecasts, Rockford anticipates that it will have available borrowings under its credit facility to complete this repayment. This availability could be reduced by adverse economic events such as the credit crisis suffered at the end of 2008 and early 2009 or by a deterioration in Rockford’s operations or financial performance.
     In January 2009 Rockford had repurchased $2.5 million of convertible notes for approximately $2.0 million. In connection with this repurchase, Rockford recorded a gain to interest and other expense (income), net of approximately $0.5 million, net of fees and related unamortized debt issuance costs. This repurchase reduced the principal amount outstanding on the notes from $7.5 million to $5.0 million.
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
     If Rockford is unable to meet its liquidity needs, it could be forced to seek one or more financing alternatives and to consider changes in its operations. Financing alternatives could include reducing or delaying capital expenditures, borrowing additional funds, selling equity securities, restructuring indebtedness, selling additional assets, reducing expenditures for new product development, and cutting other costs. Operational changes could include reductions in employee compensation and benefits, reductions in working capital needs, changes in distribution strategies and potential exit strategies. Some of these alternatives and changes might not prove to be available on acceptable terms; others may substantially interfere with Rockford’s business and prospects and with the market for and liquidity of Rockford’s common shares. Rockford cannot give assurance that satisfactory alternatives or changes could be put into effect on reasonable terms. If it needs to take some or all of these actions, but is not able to do so, Rockford may not be able to satisfy its liquidity needs. Under such circumstances, Rockford might not be able to continue its business as currently anticipated.
     Immediately before the filing of this Form 10-Q, Rockford announced in a press release and in a separate Form 8-K filing that its board of directors approved the delisting of Rockford’s common stock from the NASDAQ Stock Market and the deregistering of its common stock with the SEC. The primary reasons for this decision, which are discussed in more detail in the Form 8-K filing and press release, are:
•	The nature and limited extent of the trading in Rockford’s common stock as well as the market value that the public markets are currently applying to Rockford;

•	The costs, both direct and indirect, associated with the preparation and filing of Rockford’s periodic reports with the SEC—Rockford estimates it will save approximately $0.5 million on an annualized basis by delisting and deregistering;

•	The costs associated with complying with the Sarbanes-Oxley Act of 2002;

•	The fact that Rockford’s stock price has reached very low levels and that delisting proceedings involving additional expense and distraction are almost certain;

•	The expiration of Rockford’s contractual obligation to maintain its NASDAQ listing. This obligation to the holders of its convertible notes expired on June 10, 2009;

•	The fact that many other typical advantages of being a public company are not currently available to Rockford, including enhanced access to capital and the ability to use equity securities to acquire other businesses; and

•	The current level of analyst coverage and minimal liquidity for Rockford’s common stock under current and reasonably foreseeable market conditions.
     Rockford anticipates that its delisting filing of Form 25 will be made with the SEC on approximately August 17, 2009, and that its deregistration filing of Form 15 will be made with the SEC on approximately August 27, 2009. Rockford expects the deregistration with the SEC to become effective 90 days from the date of the filing of the Form 15. After its shares have been delisted from NASDAQ, Rockford anticipates that its shares will be quoted on the Pink OTC Markets Inc. quotation service. For more information about this service, please see www.pinksheets.com. Once on the pink sheets, Rockford intends to continue to make available periodic financial information.
     Rockford had working capital of $5.2 million at June 30, 2009, compared to $5.9 million at December 31, 2008. The significant components of working capital at June 30, 2009 include:
•	Rockford had no cash and cash equivalents at June 30, 2009 and December 31, 2008. Due to the daily sweep of cash by Wachovia Capital, described below, Rockford has reclassified cash and cash equivalents to net against its current debt balance.

•	Rockford’s net accounts receivable were $15.7 million at June 30, 2009 compared to $12.9 million at December 31, 2008. The increase in accounts receivable balances is primarily due to increased sales late in the second quarter of 2009.

•	Rockford’s inventory position decreased from $13.0 million at the end of 2008 to $6.2 million at June 30, 2009. This inventory decrease was primarily due to outsourcing, reduced inventory purchases, the reduction of end of life inventory, and improved inventory management resulting in increased inventory turns.

•	Accounts payable increased $2.2 million, from $4.0 million at December 31, 2008 to $6.2 million at June 30, 2009. This increase was primarily due to higher inventory purchases late in the second quarter of 2009.
     Notes payable decreased $3.8 million, from $7.6 million at December 31, 2008 to $3.8 million at June 30, 2009. The decrease is the result of the payments on the convertible notes completed during the first half of 2009.

     The Wachovia Capital credit facility requires that Rockford maintain blocked lock box accounts, whereby Wachovia Capital takes possession of all cash receipts on a daily basis and these amounts are applied to reduce Rockford’s outstanding debt. In accordance with EITF 95-22: Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, Rockford has recorded the $4.6 million and $7.5 million outstanding balance as at June 30, 2009 and December 31, 2008, respectively, on the Wachovia Capital credit facility as short term. The credit facility matures on March 24, 2011, and Rockford currently expects to maintain the facility until it matures.
     Investing activities used $0.2 million of cash for the six months ended June 30, 2009 and used $0.4 million of cash for the six months ended June 30, 2008. Capital expenditures, the primary use of cash from investing activities, were $0.3 million for the six months ended June 30, 2009 versus $0.6 million for the six months ended June 30, 2008. Rockford’s capital spending is primarily in tooling for specific product lines, and computer hardware and software to support operations. Rockford does not anticipate significant changes in its future capital spending requirements, other than additional expenditures that may arise from future product development opportunities.
     As of June 30, 2009, Rockford was not involved in any unconsolidated Variable Interest Entity (VIE) transactions.
     Inflation. Inflation has not had a significant impact on Rockford’s operations since it operates in a market that requires continuing price decreases and Rockford has historically been able to insist on continuing price decreases from its suppliers. Rising metal prices and increasing transportation costs had an impact on Rockford’s operations during much of 2008, but these impacts have moderated late in 2008 and during 2009. Depending upon future cost trends, increases in commodity and transportation costs may have an unfavorable impact on Rockford’s operations in 2009. Rockford sources a significant and increasing portion of its products and parts from China. Although most of its purchases from China are priced in dollars, the suppliers’ ability to maintain or reduce current prices may be affected by changes in China’s exchange rate policy and related exchange rate.
Contractual Obligations
     Rockford did not have any material outstanding noncancelable purchase obligations at June 30, 2009. Several of Rockford’s sourcing agreements require Rockford to place monthly purchase orders, but do not require a minimum purchase quantity or dollar amount. Rockford does not anticipate significant liability in connection with these contractual requirements.
Critical Accounting Policies and Estimates
     There were no material changes to Rockford’s critical accounting policies and estimates during the three months ended June 30, 2009. For further information on Rockford’s critical accounting policies and estimates, refer to the annual report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on April 15, 2009.
New Accounting Standards
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. Rockford adopted SFAS 165 during the second quarter of 2009, and its adoption did not have a material impact on our results of operations and financial position.

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
     The value of the U.S. dollar affects Rockford’s financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins and operating expenses as expressed in U.S. dollars. Historically, Rockford’s exposure to currency exchange rate fluctuations have been modest because it purchased finished goods and sold its products primarily in U.S. dollars and held only a small percentage of its assets outside the U.S. However, Rockford conducts a portion of its business in Canadian currency.
     In recent years, Rockford has sourced an increasing percentage of its products, and of raw materials and parts for its products, from outside the United States. Substantially all of Rockford’s finished goods, raw materials and parts are sourced in Asia, principally in China. Although most of these purchases are denominated in dollars, an extended decline in the value of the dollar may affect the terms and prices on which Rockford is able to purchase from its foreign suppliers and may, therefore, increase Rockford’s costs. Changes in the Chinese government’s exchange rate policies may have increased the risk of adverse changes in the U.S./China exchange rate.
     At June 30, 2009, Rockford did not have any outstanding forward contracts or other financial hedges against exchange rate risk.
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
     Inherent Limitations on Effectiveness of Controls
     Rockford’s management, including Rockford’s PEO and PFO, believes that Rockford’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level. However, Rockford’s management does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions and the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information
Item 1. Legal Proceedings
     Rockford is, and may continue to be, a party to various lawsuits and arbitrations from time to time. As at June 30, 2009, Rockford was not a party to any legal proceedings that it believes are material.
Item 1A. Risk Factors
     Rockford is not aware of any material changes in the Risk Factors described in Item 1A to Rockford’s Annual Report filed with the SEC on April 15, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Rockford’s annual meeting of shareholders was held on May 28, 2009.

(b)	At the meeting, Rockford’s shareholders elected six Directors for one-year terms which expire at the annual shareholders meeting in 2010. The following tabulation represents voting for the Directors

Name	Votes For	Withheld Authority

Nicholas G. Bartol	7,702,979	101,205
Timothy C. Bartol	6,923,012	881,172
Ralph B. Godfrey	6,827,185	976,999
Jerry E. Goldress	7,445,055	359,129
William R. Jackson	7,701,751	102,433
John P. Lloyd	7,611,383	192,801
(c)	At the annual meeting, Rockford’s shareholders ratified the appointment of Ernst & Young L.L.P. as Rockford’s auditors for 2009. The holders of 7,783,116 common shares voted to ratify the appointment, the holders of 20,568 common shares voted against the ratification, and 500 common shares abstained.

(d)	At the meeting, Rockford’s shareholders also approved the proposal to amend Rockford’s 1997, 2002, 2005, and 2008 stock option plans, authorize an option exchange program for options granted under the plans, and reapprove the plans as amended. The holders of 4,478,517 common shares voted in favor of the proposal, the holders of 2,602,718 common shares voted against the Plan, the holders of 480 common shares abstained and the holders of 722,469 common shares did not vote.

(e)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.84	Ninth Amendment to Loan and Security Agreement, dated August 3, 2009, among Rockford and Wachovia Capital Finance Corporation (Western)

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(b) During the period from April 1, 2009, through June 30, 2009, Rockford filed the following reports on Form 8-K.
•	May 1, 2009 report disclosing on Item 9 that Rockford had issued a news release regarding Rockford’s results of Operations for the Quarter ended March 31, 2009. This report furnished a copy of the press release under Item 9 of Form 8-K.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned duly authorized officer.

ROCKFORD CORPORATION
Date: August 6, 2009	By:	/s/ Richard G. Vasek
Richard G. Vasek
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Articles of Incorporation+

3.2	Restated Bylaws as amended through July 27, 2000++

3.3	Amendment to Articles of Incorporation filed on January 12, 1988+

3.4	Amendment to Articles of Incorporation filed on May 12, 1999+

3.5	Amendment to Articles of Incorporation filed on May 17, 1999+

3.7	Amendment to Articles of Incorporation filed on July 1, 1999+

4.1	Specimen Common Stock Certificate+

4.2	Reference is made to the Articles of Incorporation, as amended, and the Restated Bylaws, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.7 for a description of the rights of the holders of Common Stock.

10.84	Ninth Amendment to Loan and Security Agreement, dated August 3, 2009, among Rockford and Wachovia Capital Finance Corporation (Western)

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William R. Jackson.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard G. Vasek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed with our registration statement on Form S-1, which the SEC declared effective on April 19, 2000 and/or amendments

++	Previously filed on August 11, 2000 with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.